Form 10QSB
period 1995-05-14
SKYLINE CHILI INC
filed 1995-06-28
CIK 803497

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: May 14, 1995


                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period from: [      ] to [      ]

     Commission file number:  0-16368

                             Skyline Chili, Inc.
      (Exact name of small business issuer as specified in its charter)

         Ohio                                           31-0717287
- - -------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

          4180 Thunderbird Lane, Fairfield, Ohio               45014
- - -------------------------------------------------------------------------------
        (Address of principal executive offices)             (Zip Code)

                                (513) 874-1188
- - -------------------------------------------------------------------------------
                         (Issuer's telephone number)

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X] YES       [ ] NO

        There were 3,345,040 shares of the issuer's no par value common stock outstanding as of June 26, 1995.

        Transitional Small Business Disclosure Format (check one):

                             [ ] YES       [X] NO

                              SKYLINE CHILI, INC.
                                     INDEX
                                  FORM 10-QSB
                                  MAY 14, 1995

                                                                          PAGE
                                                                          ----
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Balance Sheets . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Income . . . . . . . . . . . . .    4

            Consolidated Statements of Cash Flows . . . . . . . . . . .    5

            Notes to Condensed Consolidated
            Financial Statements. . . . . . . . . . . . . . . . . . . .    6

   Item 2.  Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations . . . . . . . . . . . . . . . . .    7


PART II.  OTHER INFORMATION

   Item 4.  Submission of Matters to a Vote of
            Security Holders. . . . . . . . . . . . . . . . . . . . . .   10

   Item 6.  Exhibits and Reports on
            Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .   10


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   11


Item 1
                                                        SKYLINE CHILI, INC.
                                                        -------------------
                                                    CONSOLIDATED BALANCE SHEETS
                                                    ---------------------------
                                               AS OF MAY 14, 1995 & OCTOBER 30, 1994
                                               -------------------------------------
                                                                                  1995            1994
                                                                               (UNAUDITED)
                                                                               -----------     -----------
ASSETS

CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                                      $1,688,000      $2,709,000
 ACCOUNTS RECEIVABLE                                                               992,000         726,000
 INVENTORIES                                                                     1,074,000       1,043,000
 PREPAID EXPENSES                                                                   79,000         213,000
 DEFERRED INCOME TAXES                                                             198,000         198,000
                                                                               -----------     -----------
   TOTAL CURRENT ASSETS                                                          4,031,000       4,889,000


PROPERTY AND EQUIPMENT, AT COST:
 LAND                                                                              888,000         698,000
 BUILDINGS AND IMPROVEMENTS                                                     10,960,000      10,556,000
 EQUIPMENT AND FIXTURES                                                          7,092,000       6,753,000
 CONSTRUCTION IN PROGRESS                                                                           52,000
                                                                               -----------     -----------
                                                                                18,940,000      18,059,000

 LESS ACCUMULATED DEPRECIATION                                                   5,950,000       5,183,000
                                                                               -----------     -----------
   NET PROPERTY AND EQUIPMENT                                                   12,990,000      12,876,000

INTANGIBLE ASSETS                                                                1,409,000       1,391,000
 ACCUMULATED AMORTIZATION                                                          892,000         857,000
                                                                               -----------     -----------
                                                                                   517,000         534,000

OTHER ASSETS                                                                       112,000         124,000
                                                                               -----------     -----------
                                                                               $17,650,000     $18,423,000
                                                                               ===========     ===========


                                                                                  1995            1994
                                                                               (UNAUDITED)
                                                                               -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                              $1,049,000      $1,406,000
  ACCRUED LIABILITIES:
  SALARIES AND WAGES                                                               478,000       1,032,000
  INTEREST                                                                          90,000         117,000
  OTHER                                                                            407,000         398,000
                                                                               -----------     -----------
                                                                                   975,000       1,547,000

LONG-TERM DEBT DUE WITHIN ONE YEAR                                                 350,000         340,000
                                                                               -----------     -----------
  TOTAL CURRENT LIABILITIES                                                      2,374,000       3,293,000

DEFERRED INCOME TAXES                                                              387,000         387,000
LONG-TERM DEBT DUE AFTER ONE YEAR                                                6,280,000       6,459,000

SHAREHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE;
   5,400,000 SHARES AUTHORIZED;
   3,345,000 SHARES ISSUED AND
   OUTSTANDING                                                                   5,267,000       5,267,000
 ADDITIONAL PAID-IN CAPITAL                                                         19,000          19,000
 RETAINED EARNINGS                                                               3,323,000       2,998,000
                                                                               -----------     -----------
    TOTAL SHAREHOLDERS' EQUITY                                                   8,609,000       8,284,000
                                                                               -----------     -----------
                                                                               $17,650,000     $18,423,000
                                                                               ===========     ===========

                                                      SEE ACCOMPANYING NOTES


                                                        SKYLINE CHILI, INC.
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)


                                                           TWELVE WEEKS ENDED                      TWENTY-EIGHT WEEKS ENDED
                                                    ---------------------------------          --------------------------------
                                                      May 14,               May 15,            May 14,                May 15,
                                                       1995                  1994               1995                   1994
                                                    ----------             ----------         ----------             ----------
REVENUES:
  SALES:
    COMMISSARY                                      $2,234,000             $2,289,000         $5,512,000             $5,575,000
    RESTAURANT                                       3,192,000              2,887,000          7,245,000              6,370,000
  FRANCHISE FEES AND ROYALTIES                         284,000                269,000            649,000                593,000
                                                    ----------             ----------         ----------             ----------
                                                     5,710,000              5,445,000         13,406,000             12,538,000

COSTS AND EXPENSES:
  COST OF SALES - COMMISSARY                         1,665,000              1,826,000          4,021,000              4,316,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS                   868,000                840,000          2,037,000              1,851,000
     PAYROLL COSTS                                     979,000                805,000          2,250,000              1,856,000
     OCCUPANCY AND OTHER EXPENSES                      731,000                659,000          1,677,000              1,463,000
  SELLING, GENERAL AND ADMINISTRATIVE                1,157,000              1,106,000          2,651,000              2,604,000
                                                    ----------             ----------         ----------             ----------
                                                     5,400,000              5,236,000         12,636,000             12,090,000
                                                    ----------             ----------         ----------             ----------

INCOME FROM OPERATIONS                                 310,000                209,000            770,000                448,000

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                       21,000                 21,000             47,000                 46,000
  INTEREST EXPENSE                                    (129,000)              (134,000)          (305,000)              (317,000)
  OTHER INCOME (EXPENSE)                                (6,000)                (3,000)            (4,000)                (1,000)
                                                    ----------             ----------         ----------             ----------
                                                      (114,000)              (116,000)          (262,000)              (272,000)
                                                    ----------             ----------         ----------             ----------

INCOME BEFORE INCOME TAXES                             196,000                 93,000            508,000                176,000

PROVISION FOR INCOME TAXES                              72,000                 34,000            183,000                 64,000
                                                    ----------             ----------         ----------             ----------
NET INCOME                                            $124,000                $59,000           $325,000               $112,000
                                                    ==========             ==========         ==========             ==========

EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                                $0.04                  $0.02              $0.10                  $0.04
                                                    ==========             ==========         ==========             ==========
WEIGHTED AVERAGE COMMON & COMMON
  EQUIVALENT SHARES                                  3,430,000              3,391,000          3,412,000              3,384,000
                                                    ==========             ==========         ==========             ==========

                                                      SEE ACCOMPANYING NOTES




                                                            SKYLINE CHILI, INC.

                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               UNAUDITED

                                          TWENTY-EIGHT WEEKS ENDED                                     TWENTY-EIGHT WEEKS ENDED
                                          ------------------------                                     -------------------------
                                            May 14,       May 15,                                        May 14,        May 15,
                                             1995          1994                                           1995           1994
                                          ----------    ----------                                     -----------    ----------
    OPERATING ACTIVITIES:                                             FINANCING ACTIVITIES:
      NET INCOME                            $325,000      $112,000         PAYMENTS OF LONG-TERM DEBT     (169,000)     (157,000)
      ADJUSTMENTS TO RECONCILE NET INCOME                                                              -----------    ----------
        TO NET CASH PROVIDED BY
        OPERATING ACTIVITIES
          DEPRECIATION AND AMORTIZATION      804,000       751,000          NET CASH USED BY
          DECREASE (INCREASE) IN:                                           FINANCING ACTIVITIES          (169,000)     (157,000)
            ACCOUNTS RECEIVABLE             (266,000)      300,000                                     -----------    ----------
            INVENTORIES                      (31,000)     (279,000)
            PREPAID EXPENSES                 134,000        62,000
          INCREASE (DECREASE) IN:
            ACCOUNTS PAYABLE                (357,000)      116,000    NET INCREASE (DECREASE) IN
            ACCRUED LIABILITIES             (572,000)        4,000      CASH AND CASH EQUIVALENTS       (1,021,000)      827,000
          OTHER - NET                         26,000       (31,000)
                                           ---------     ---------    CASH AND CASH EQUIVALENTS AT
          NET CASH PROVIDED BY                                   BEGINNING OF PERIOD              2,709,000     1,048,000
             OPERATING ACTIVITIES             63,000     1,035,000                                     -----------    ----------

                                                                      CASH AND CASH EQUIVALENTS AT
    INVESTING ACTIVITIES:                                               END OF PERIOD                   $1,688,000    $1,875,000
      CAPITAL EXPENDITURES                  (897,000)     (598,000)                                    ===========    ==========
      PROCEEDS FROM SALE OF PROPERTY
        AND EQUIPMENT                                      552,000
      ADDITIONS TO INTANGIBLE ASSETS         (18,000)       (5,000)
                                           ---------     ---------           CASH PAID FOR:
          NET CASH USED BY                                               INTEREST              $282,000      $225,000
             INVESTING ACTIVITIES          ($915,000)     ($51,000)                 INCOME TAXES          $104,000       $92,000


                             SEE ACCOMPANYING NOTES


                              SKYLINE CHILI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the twelve and twenty-eight week periods ended May 14, 1995 are not necessarily indicative of the results that may be expected for the year ended October 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 30, 1994.


RECLASSIFICATIONS

Certain fiscal 1994 amounts have been reclassified to conform to the fiscal 1995 presentation.

Weighted average common and common equivalent shares outstanding have been restated for the period ending May 15, 1994 to reflect the issuance of 232,000 shares of stock in the fourth quarter of fiscal 1994 in an acquisition treated as a pooling of interests.

                              SKYLINE CHILI, INC.
                              -------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

REVENUES

Total revenues for the second quarter ended May 14, 1995 of $5.7 million increased 5% over the same period last year. Fiscal 1995 first half total revenues of $13.4 million were 7% higher than last year's first half. These increases were principally due to higher revenue from Company-owned restaurants and increased franchise fees and royalties which offset lower revenues from the Company's commissary operations.

Commissary revenues for the fiscal 1995 second quarter and first half decreased below last year by 2% and 1%, respectively. Revenues from the sale of chili and related food products to the franchised Skyline Chili restaurants were 9% lower in this year's second quarter compared to last year's second quarter principally because the Company adjusts its prices for its chili products based on the market price of beef. Shipments of the Company's frozen grocery products for the first half increased 6% over the same period last year.

Same-store sales for Company-owned restaurants were 4% and 6% over the same period last year for the fiscal 1995 second quarter and first half, respectively. A 2% menu price increase, implemented in the fourth quarter last year, accounted for a significant portion of that increase. The Company has seen a trend of smaller same-store increases over the last quarter. The same-store increases, a full two quarter's sales from locations opened last year, and one new unit opened this year in downtown Columbus, Ohio accounted for the first half's 14% overall increase in revenues.

The Company opened one new restaurant in the second quarter which brings the number of Company-owned units to 31, an increase of one unit over the end of fiscal 1994. The Company franchised two new units in Cincinnati, Ohio in the first half and currently has 52 franchised units, an increase of two units compared to the end of fiscal 1994.

Franchise fees and royalties increased 6% and 9% in the second quarter and first half, respectively, over the same periods last year due to the initial franchise fee from the franchised units opened this half and increased shipments of chili to the franchisees, which includes royalties as part of the selling price.

COST OF SALES - COMMISSARY

Cost of sales for the second quarter was 74.5% of the corresponding revenue
figures compared to 79.8% for the same period last year.   Cost of sales for
the first half was 72.9% of the corresponding revenue figures compared to 77.4% for the first half last year. A lower average beef price was the principal reason for the improved cost of sales rate. The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

RESTAURANT OPERATING EXPENSES

Cost of food and paper products were 27.2% and 28.1% for the second quarter and first half, respectively, of the corresponding revenue figures compared to 29.1% for the same periods last year, thanks to lower average beef prices. Labor costs for the second quarter of 30.7% and for the first half of 31.1% increased over a rate of 27.8% for the second quarter last year and 29.1% for the first half last year. The Company has experienced increases in hourly wage rates and increased restaurant crew turnover as a result of a tightening labor market. Occupancy and other expenses for the first quarter and first half have increased over the same periods last year due to a full two quarters of operations of units opened last year and one new unit opened this year.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were 4.6% higher for the second quarter compared to last year. For the first half, this cost category was 1.8% higher than the prior year. This was due to increased recruiting, training and selling expenses which were partially offset by reductions in officer compensation.

INCOME FROM OPERATIONS

Income from operations for the fiscal 1995 second quarter and first half were 48% and 72% higher than the same periods last year because of revenue increases and lower beef prices.

OTHER INCOME (EXPENSE)

Interest expense for the second quarter and the first half was lower than the same periods in the prior year because of lower debt levels resulting from scheduled principal payments.

                        LIQUIDITY AND CAPITAL RESOURCES

Cash levels dropped from their fiscal 1994 year end level by $1,021,000 because of decreased accounts payable and accrued liabilities and an increase in accounts receivable from a promotion of the Company's frozen products that extended to the end of the fiscal 1995 second quarter. Working capital as of May 14, 1995 of $1,657,000 was approximately $61,000 over the prior fiscal year end level.

During the first half of fiscal year 1995, the Company spent $311,000 to finish construction of a new restaurant location in downtown Columbus. This restaurant began operations in the second quarter. The Company purchased land in the greater Cincinnati area for $187,000 to be used as a future restaurant location. The Company spent $218,000 in the first half to remodel various Company-owned restaurant locations throughout the system. All of these activities were funded by cash from operations. The Company intends to spend approximately $605,000 for the purchase of land in the greater Cincinnati area to be used for future restaurant development. Also, the Company intends to spend $350,000 to relocate an existing strip center unit to a free-standing unit in the greater Cincinnati area. The Company believes that cash provided by operations and its $4 million unsecured bank line of credit will be adequate to fund currently planned expansion and new equipment purchases.

The Company maintains a compensating balance of $400,000 with the bank that has issued a letter of credit guaranteeing payment of the principal and related interest on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds issued in 1990 to fund in part the construction of the Company's new commissary, warehouse and office facility. There are no legal restrictions on the use of those compensating balance funds.

                              SKYLINE CHILI, INC.
                                  FORM 10-QSB
                                  MAY 14, 1995

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) The 1995 Annual Meeting of the Shareholders of Skyline Chili, Inc. (the "Meeting") was held on March 15, 1995. The holders of 2,981,765 shares of the Company's outstanding common stock (approximately 89%) were present at the Meeting in person or by proxy.

      (b) At such Meeting, the following eight individuals were duly nominated and properly elected as directors of the Company to serve until the 1996 Annual Meeting and until their successors are elected and qualified. The number of votes cast for and against each nominee for office are indicated below.

                                                                      Votes
                                                     Votes For       Against
                                                     -----------------------
              Lambert N. Lambrinides                 2,975,250        6,515
              Christie N. Lambrinides                2,975,250        6,515
              William N. Lambrinides                 2,975,250        6,515
              Lawrence R. Burtschy                   2,975,900        5,865
              William G. Kagler                      2,976,250        5,515
              David A. Kohnen                        2,976,350        5,415
              Joseph E. Madigan                      2,976,280        5,485
              Kevin R. McDonnell                     2,976,350        5,415

      (c) At such Meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1995 was approved. The number of votes cast for, against and to abstain on the proposal and broker non-votes are indicated below.

                                                                                             Broker
              Votes For             Votes Against                 Abstentions               Non-Votes
              ---------------------------------------------------------------               ---------
              2,974,285                   3,260                        4,220                    0

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K
- - -------
                (a)     Exhibits filed with this Report

                        Exhibit 27 - Financial Data Schedule

                (b)     Reports on Form 8-K

                        None.

                                   SIGNATURE


        In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Skyline Chili, Inc.
                                        -------------------
                                            Registrant




                                        by: /s/Kevin R. McDonnell
                                           ----------------------
                                           Kevin R. McDonnell
                                             President and Chief Executive
                                             Officer (Duly Authorized Officer)




                                        by: /s/Jeffry W. Shelton
                                           ---------------------
                                           Jeffry W. Shelton
                                             Vice President and Chief Financial
                                             Officer (Principal Financial and
                                             Principal Accounting Officer)



Date:   June 27, 1995