Form 10QSB
period 1995-08-06
SKYLINE CHILI INC
filed 1995-09-20
CIK 803497

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:    August 6, 1995


                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

     For the transition period from: [      ] to [      ]

     Commission file number:  0-16368

                             Skyline Chili, Inc.
      (Exact name of small business issuer as specified in its charter)

                  Ohio                             31-0717287
------------------------------------------------------------------------------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
    incorporation or organization)

           4180 Thunderbird Lane, Fairfield, Ohio               45014
------------------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)

                                 (513) 874-1188
------------------------------------------------------------------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        [X] YES                  [ ] NO

     There were 3,345,040 shares of the issuer's no par value common stock outstanding as of September 15, 1995.

     Transitional Small Business Disclosure Format (check one):

                        [ ] YES                  [X] NO

                              SKYLINE CHILI, INC.
                                     INDEX
                                  FORM 10-QSB
                                 AUGUST 6, 1995

                                                             PAGE
                                                             ----
PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements

                    Consolidated Balance Sheets . . . . . . .  3

                    Consolidated Statements of Income . . . .  4

                    Consolidated Statements of Cash Flows . .  5

                    Notes to Condensed Consolidated
                    Financial Statements. . . . . . . . . . .  6

          Item 2.   Management's Discussion and
                    Analysis of Financial Condition
                    and Results of Operations . . . . . . . .  7


PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on
                    Form 8-K  . . . . . . . . . . . . . . . .   9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .  10

Item 1                        SKYLINE CHILI, INC.
                              -------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                   AS OF AUGUST 6, 1995  & OCTOBER 30, 1994
                   ----------------------------------------



                                                                       1995                            1994
                                                                    (UNAUDITED)
                                                                   -----------                     -----------
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                         $1,893,000                      $2,709,000
  ACCOUNTS RECEIVABLE                                                  880,000                         726,000
  INVENTORIES                                                        1,210,000                       1,043,000
  PREPAID EXPENSES                                                     134,000                         213,000
  DEFERRED INCOME TAXES                                                198,000                         198,000
                                                                   -----------                     -----------
     TOTAL CURRENT ASSETS                                            4,315,000                       4,889,000


PROPERTY AND EQUIPMENT, AT COST:
  LAND                                                                 888,000                         698,000
  BUILDINGS AND IMPROVEMENTS                                        11,006,000                      10,556,000
  EQUIPMENT AND FIXTURES                                             7,298,000                       6,753,000
  CONSTRUCTION IN PROGRESS                                                                              52,000
                                                                   -----------                     -----------
                                                                    19,192,000                      18,059,000

  LESS ACCUMULATED DEPRECIATION                                      6,299,000                       5,183,000
                                                                   -----------                     -----------
     NET PROPERTY AND EQUIPMENT                                     12,893,000                      12,876,000

INTANGIBLE ASSETS                                                      734,000                       1,391,000
  ACCUMULATED AMORTIZATION                                             232,000                         857,000
                                                                   -----------                     -----------
                                                                       502,000                         534,000



OTHER ASSETS                                                           142,000                         124,000
                                                                   -----------                     -----------

                                                                   $17,852,000                     $18,423,000
                                                                   ===========                     ===========


                                                                       1995                            1994
                                                                    (UNAUDITED)
                                                                   -----------                     -----------
    LIABILITIES AND SHAREHOLDERS' EQUITY

    CURRENT LIABILITIES:
      ACCOUNTS PAYABLE                                              $1,131,000                      $1,406,000
      INCOME TAXES                                                       1,000
      ACCRUED LIABILITIES:
        SALARIES AND WAGES                                             456,000                       1,032,000
        INTEREST                                                        91,000                         117,000
        OTHER                                                          423,000                         398,000
                                                                   -----------                     -----------
                                                                       970,000                       1,547,000

    LONG-TERM DEBT DUE WITHIN ONE YEAR                                 355,000                         340,000
                                                                   -----------                     -----------

         TOTAL CURRENT LIABILITIES                                   2,457,000                       3,293,000




    DEFERRED INCOME TAXES                                              387,000                         387,000
    LONG-TERM DEBT DUE AFTER ONE YEAR                                6,190,000                       6,459,000

    SHAREHOLDERS' EQUITY:
      COMMON STOCK, NO PAR VALUE;
        5,400,000 SHARES AUTHORIZED;
        3,345,000 SHARES ISSUED AND
        OUTSTANDING                                                  5,267,000                       5,267,000
      ADDITIONAL PAID-IN CAPITAL                                        19,000                          19,000
      RETAINED EARNINGS                                              3,532,000                       2,998,000
                                                                   -----------                     -----------

         TOTAL SHAREHOLDERS' EQUITY                                  8,818,000                       8,284,000
                                                                   -----------                     -----------

                                                                   $17,852,000                     $18,423,000
                                                                   ===========                     ===========




                            SEE ACCOMPANYING NOTES

                                                        SKYLINE CHILI, INC.
                                                         -----------------
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                 ---------------------------------
                                                            (UNAUDITED)
                                                            -----------





                                                         TWELVE WEEKS ENDED                          FORTY WEEKS ENDED
                                                         ------------------                          ------------------

                                               August 6,                 August 7,             August 6,                August 7,
                                                1995                       1994                 1995                     1994
                                               ---------                ---------              ---------                ---------
REVENUES:
  SALES:
    COMMISSARY                                $2,288,000                $2,343,000            $7,800,000                $7,919,000
    RESTAURANT                                 3,359,000                 2,943,000            10,605,000                 9,313,000
  FRANCHISE FEES AND ROYALTIES                   289,000                   282,000               937,000                   876,000
                                              ----------                ----------            ----------                ----------
                                               5,936,000                 5,568,000            19,342,000                18,108,000
COSTS AND EXPENSES:
  COST OF SALES - COMMISSARY                   1,676,000                 1,796,000             5,700,000                 6,111,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS             917,000                   831,000             2,954,000                 2,682,000
     PAYROLL COSTS                             1,020,000                   856,000             3,253,000                 2,707,000
     OCCUPANCY AND OTHER EXPENSES                738,000                   660,000             2,429,000                 2,128,000
  SELLING, GENERAL AND ADMINISTRATIVE          1,154,000                 1,092,000             3,803,000                 3,695,000
                                              ----------                ----------            ----------                ----------
                                               5,505,000                 5,235,000            18,139,000                17,323,000
                                              ----------                ----------            ----------                ----------
INCOME FROM OPERATIONS                           431,000                   333,000             1,203,000                   785,000
OTHER INCOME (EXPENSE):
  INTEREST INCOME                                 25,000                    25,000                73,000                    71,000
  INTEREST EXPENSE                             (131,000)                 (136,000)             (437,000)                 (453,000)
  OTHER INCOME (EXPENSE)                                                   (1,000)               (6,000)                   (6,000)
                                              ----------                ----------            ----------                ----------
                                               (106,000)                 (112,000)             (370,000)                 (388,000)
                                              ----------                ----------            ----------                ----------
INCOME BEFORE INCOME TAXES                       325,000                   221,000               833,000                   397,000
PROVISION FOR INCOME TAXES                       116,000                    86,000               299,000                   150,000
                                              ----------                ----------            ----------                ----------
NET INCOME                                      $209,000                  $135,000              $534,000                  $247,000
                                              ==========                ==========            ==========                ==========
EARNINGS PER COMMON SHARE AND
 COMMON EQUIVALENT SHARE                           $0.06                     $0.04                 $0.16                     $0.08
                                              ==========                ==========            ==========                ==========
WEIGHTED AVERAGE COMMON & COMMON
  EQUIVALENT SHARES                            3,439,000                 3,394,000             3,419,000                 3,387,000
                                              ==========                ==========            ==========                ==========




                                                      SEE ACCOMPANYING NOTES




                              SKYLINE CHILI, INC.
                              -------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                   UNAUDITED
                                   ---------



                                                                 FORTY WEEKS ENDED
                                                     -------------------------------------------
                                                     August 6,                       August 7,
                                                       1995                            1994
                                                     -----------                     -----------
OPERATING ACTIVITIES:
  NET INCOME                                            $534,000                        $247,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED (USED) BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION                    1,165,000                       1,081,000
      DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE                             (154,000)                        300,000
        INVENTORIES                                     (167,000)                       (442,000)
        PREPAID EXPENSES                                  79,000                         100,000
      INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                (275,000)                        243,000
        ACCRUED LIABILITIES                             (577,000)                         30,000
      OTHER - NET                                                                         17,000
                                                     -----------                     -----------
      NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES                            605,000                       1,576,000


INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                (1,149,000)                     (1,123,000)
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT                                                                        553,000
  ADDITIONS TO INTANGIBLE ASSETS                         (18,000)                       (354,000)
                                                     -----------                     -----------
      NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                        ($1,167,000)                      ($924,000)



                                                                 FORTY WEEKS ENDED
                                                     -------------------------------------------
                                                     August 6,                       August 7,
                                                       1995                            1994
                                                     -----------                     -----------
  FINANCING ACTIVITIES:
    PAYMENTS OF LONG-TERM DEBT                          (254,000)                       (237,000)
                                                     -----------                     -----------
        NET CASH USED BY
          FINANCING ACTIVITIES                          (254,000)                       (237,000)
                                                     -----------                     -----------


  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                    (816,000)                        415,000

  CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                2,709,000                       1,048,000
                                                     -----------                     -----------

  CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                     $1,893,000                      $1,463,000
                                                     ===========                     ===========

           CASH PAID FOR:
                  INTEREST                              $390,000                        $351,000
                  INCOME TAXES                          $222,000                         $92,000


                                                                                               SEE ACCOMPANYING NOTES


                            SKYLINE CHILI, INC.
                            -------------------
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        ----------------------------------------------------
                              (UNAUDITED)
                              -----------




BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the twelve and forty week periods ended August 6, 1995 are not necessarily indicative of the results that may be expected for the year ended October 29, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 30, 1994.


RECLASSIFICATIONS

Certain fiscal 1994 amounts have been reclassified to conform to the fiscal 1995 presentation.

Weighted average common and common equivalent shares outstanding have been restated for the period ending August 7, 1994 to reflect the issuance of 232,000 shares of stock in the fourth quarter of fiscal 1994 in an acquisition treated as a pooling of interests.

                              SKYLINE CHILI, INC.
                              -------------------

                    Management's Discussion and Analysis of
                    ---------------------------------------
                       Financial Condition and Results of
                       ----------------------------------
                                   Operations
                                   ----------


                             Results of Operations
                             ---------------------
Revenues
--------
Total revenues for the third quarter ended August 6, 1995 of $5.9 million and fiscal year-to-date revenues of $19.3 million were 7% over the same periods last year, thanks to higher revenue from Company-owned restaurants and increased franchise fees and royalties which offset lower revenues from the Company's commissary operations.

Commissary revenues for the fiscal 1995 third quarter and fiscal year-to-date period were 2% below the same periods last year. Revenues from the sale of chili and related food products to the franchised Skyline Chili restaurants were below last year principally because the Company adjusts its prices for its chili products based on the market price of beef which has been lower than last year. Shipments of the Company's frozen grocery products for the first three quarters increased 10% over the same period last year. However, increased promotional discounts used to stimulate movement offset a portion of the favorable sales impact.

Same-store sales for Company-owned restaurants for the third quarter and fiscal year-to-date period were 7% over the same periods last year. A 2% menu price increase, implemented in the fourth quarter last year, accounted for a portion of that increase. The same-store increases, a full three quarter's sales from locations opened last year, and one new unit opened this year in downtown Columbus, Ohio accounted for the 14% increase in Company-owned restaurant revenues for the first three quarters compared to the same period last year.

The newly opened Columbus unit brings the number of Company-owned restaurants to 31, an increase of one unit over the end of fiscal 1994. The Company franchised two new units in Cincinnati, Ohio in the first two quarters and currently has 52 franchised units, an increase of two units compared to the end of fiscal 1994.

Franchise fees and royalties increased 2% in the third quarter over the same period last year due to increased shipments of chili to the franchisees, which includes royalties as part of the selling price. Franchise fees and royalties increased 7% for the first three quarters compared to the same period last year principally due to the initial franchise fee from two new franchise locations this year compared to one new franchised unit opened during the same period last year.

Cost of Sales - Commissary
--------------------------
Cost of sales for the third quarter and fiscal year-to-date periods were 73% of the corresponding revenue figures compared to 77% for the same periods last year. A lower average beef price was the principal reason for the improved cost of sales rate. The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

Restaurant Operating Expenses
-----------------------------

The cost of food and paper products were 27% and 28% of the corresponding revenue figure for the third quarter and fiscal year-to-date period, respectively, compared to 28% and 29% for the same periods last year, thanks to lower average beef prices. Labor costs for the third quarter of 30% and for the fiscal year-to-date period of 31% increased over a rate of 29% for the same periods last year due to increases in hourly wage rates and increased restaurant crew turnover as a result of a tightening labor market. Occupancy and other expenses for the third quarter and fiscal year-to-date periods have increased over the same periods last year due to a full three quarters of operations of units opened last year and one new unit opened this year.

General and Administrative Expenses
-----------------------------------

General and administrative expenses were 6% higher for the third quarter compared to last year and 3% higher than the prior year on a year-to-date basis due to increased recruiting, training and selling expenses which were partially offset by reductions in officer compensation.

Income  from Operations
-----------------------

Income from operations for the fiscal 1995 third quarter was 29% over the third quarter last year and 53% over the same period last year on a year-to-date basis because of revenue increases and lower beef prices.

Other Income (Expense)
----------------------
Interest expense for the third quarter and fiscal year-to-date period was lower than the same periods in the prior year because of lower debt levels resulting from scheduled principal payments.

                Liquidity and Capital Resources
                -------------------------------

Cash levels dropped from their fiscal 1994 year end level by $816,000 because of capital spending and decreased accounts payable and accrued liability levels and an increase in accounts receivable from a promotion of the Company's frozen products that extended to the end of the fiscal 1995 third quarter. Working capital as of August 6, 1995 of $1,858,000 was approximately $262,000 over the prior fiscal year end level.

During the first three quarters of fiscal year 1995, the Company spent $356,000 to finish construction of a new restaurant location in downtown Columbus. This restaurant began operations in the second quarter. The Company purchased land in the greater Cincinnati area for $187,000 to be used as a future restaurant location. The Company spent $235,000 in the first three quarters of fiscal 1995 to remodel various Company-owned restaurant locations throughout the system. All of these activities were funded by cash from operations. The Company intends to spend approximately $605,000 for the purchase of land in the greater Cincinnati area to be used for future restaurant development. Also, the Company intends to spend $300,000 towards the construction of a new free-standing restaurant in Columbus, Ohio that will be completed and begin operations in fiscal 1996. The Company believes that cash provided by operations and its $4 million unsecured bank line of credit will be adequate to fund currently planned expansion and new equipment purchases.

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

                              SKYLINE CHILI, INC.
                                  FORM 10-QSB
                                 AUGUST 6, 1995

                          PART II.  OTHER INFORMATION

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K
------
          (a)  Exhibits filed with this Report

               Exhibit 10.1 - Employment Agreement dated 06/27/95
                              between the Company and Kevin R.
                              McDonnell, President and CEO.

               Exhibit 10.2 - Employment Agreement dated 06/27/95
                              between the Company and Thomas L.
                              Allen, Corporate Vice President -
                              Marketing.

               Exhibit 10.3 - Employment Agreement dated 06/27/95
                              between the Company and Victor L.
                              Peeples, Corporate Vice President -
                              Restaurant Operations.

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               None.

                                  SIGNATURES


    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Skyline Chili, Inc.
                              -------------------
                                   Registrant




                              by:/s/Kevin R. McDonnell
                                 ---------------------
                                 Kevin R. McDonnell
                                   President and Chief Executive
                                   Officer (Duly Authorized
                                   Officer)





                              by:/s/Jeffry W. Shelton
                                 --------------------
                                 Jeffry W. Shelton
                                   Vice President and Chief
                                   Financial Officer (Principal
                                   Financial and Principal
                                   Accounting Officer)



Date:     September 20, 1995