Form 10KSB
period 1995-10-29
SKYLINE CHILI INC
filed 1996-01-29
CIK 803497

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the fiscal year ended:  October 29, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period _______________ to _______________

         Commission file number:  0-16368
                                  -------

                              Skyline Chili, Inc.
---------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Ohio                                     31-0717287
---------------------------------------------------------------------
(State or other jurisdiction         (I.R.S. Employer Identifica-
 of incorporation or organization             tion No.)

4180 Thunderbird Lane, Fairfield, Ohio                 45014
---------------------------------------------------------------------
(Address of principal executive offices)            (Zip Code)

                                (513) 874-1188
---------------------------------------------------------------------
                          (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                     None.

         Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES
[ ] NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year ended October 29, 1995 were $25,772,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 10, 1996 was $3,573,215 based on the average closing bid and asked prices of such stock on that date.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was calculated on the basis of the following assumptions:

Total shares of common stock outstanding
on January 10, 1996:                                         3,345,040
                                                             ---------

* Outstanding shares owned beneficially
by directors, nominees for director,
officers, and more than 5% shareholders:                    2,422,920
                                                            ---------

Outstanding shares owned by persons other than
directors, nominees for director, officers,
or more than 5% shareholders
(assumed to be non-affiliates):                               922,120
                                                            ---------

Average of closing bid and asked prices
on January 10, 1996:                                       $    3.875
                                                            ---------

Market value of outstanding shares held by
persons other than directors, nominees
for director, officers, or more than
5% shareholders:                                           $3,573,215
                                                            ---------

* For purposes of this computation all directors, nominees for director, officers, and more than 5% shareholders are included, although not all are necessarily "affiliates."

         There were 3,345,040 shares of the registrant's no par value common stock outstanding as of January 10, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         (1) Portions of the Skyline Chili, Inc. Annual Report to Shareholders for its fiscal year ended October 29, 1995, are incorporated by reference into Parts I and II of this Form 10-KSB.

         (2) Portions of the Skyline Chili, Inc. Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on March 13, 1996, are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format (check one):


                          Yes_____                                   No __X__

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS
---------------------------------

GENERAL

         Skyline Chili, Inc., and its wholly-owned subsidiaries (collectively the "Company") own, operate, develop and franchise "Skyline Chili" restaurants (the "Restaurants"). These quick-service Restaurants offer a limited, moderately priced menu featuring unique, high quality "Cincinnati-style" chili related food products for both dine-in and take-out consumption. The Company's commissary in Fairfield, Ohio produces the secret recipe chili which is sold to the Company's franchisees and is served in all Skyline Chili Restaurants.

         As of January 10, 1996, there were 84 Skyline Chili Restaurants in operation in 4 states, 31 owned and operated by the Company and 53 owned and operated by the Company's franchisees. The following table sets forth the number of Company-owned and franchised Skyline Chili Restaurants in operation on the last day of the Company's three preceding fiscal years:

                    October 29, 1995  October 30, 1994  October 31, 1993
                    ----------------  ----------------  ----------------
Company-Owned       31                        30                      29

Franchised          52                        50                      49
                    --                        --                      --

System Wide         83                        80                      78

         In addition to its restaurant and franchising operations, the Company manufactures and sells frozen grocery products under its "Skyline" trademark, which it distributes through retail outlets such as supermarkets and grocery store chains. The Company also sells additional grocery products manufactured by third parties under its "Cincinnati Recipe" trademarks through the same retail outlets.

         The Company was incorporated in the State of Ohio in 1965, as the successor-in-interest to a family proprietorship. The predecessor proprietorship, and subsequently the Company, have been producing Skyline's secret recipe chili since 1949 and licensing the use of the Company's name, identifying marks and method of restaurant operation since 1958. In December of 1986, the Company sold 1,035,000 shares of its common stock in an initial public offering. The Company registered its common stock as a class under the Securities Exchange Act of 1934, effective January 9, 1988. The Company's principal executive offices are located at 4180 Thunderbird Lane, Fairfield, Ohio, 45014, and its telephone number at that address is (513) 874-1188.

RESTAURANT MENU

         Skyline Chili Restaurants offer a uniform, limited menu specializing in "Cincinnati-style" chili related food products. The Company's franchisees are obligated to serve the food items contained on the Company-approved menu and are prohibited from serving any other food items in their Restaurants without the Company's consent. Two principal menu items are featured - various chili-spaghetti dishes (chili served on spaghetti with a choice of cheese, beans and onions as additional toppings) and "coney islands" (wieners with a choice of chili, cheese, and onions as additional toppings). Also, all Company-owned and franchised Restaurants serve a bean and chili burrito and some of the Restaurants serve additional menu items such as Greek salads and a taco-style chili salad. The Company believes that these additional menu items are of high quality, are familiar to a majority of the customers, and are compatible with the principal menu items. Other items are also served, including chili in a bowl, oyster crackers, black beans and rice, and simple desserts. Beverages include soft drinks, coffee, tea and milk. Alcoholic beverages are not generally served. This limited menu allows quick-service and simplified operational procedures.

         All Skyline Chili Restaurants serve what has come to be known as "Cincinnati-style" chili. Based upon its experience and marketing studies, the Company believes that "Cincinnati-style" chili in general, and the Company's products in particular, are often perceived outside of the Greater Cincinnati area as a different type of food, or a non-traditional chili. Traditional chili is typically served in a bowl all by itself, has beans, has a thick, rather stew-like consistency, and is expected to be "hot" in taste resulting from chili powder or peppers. In comparison, Skyline chili typically is served in combination with spaghetti or wieners and additional toppings, does not have a thick consistency, and is not as "hot" as traditional chili.

COMPANY-OWNED RESTAURANTS

         As of January 10, 1996, the Company owned and operated 31 Skyline Chili Restaurants. The following table summarizes the number and location of these Company-owned Restaurants:

                                                                NUMBER OF
CITY AND STATE                                          COMPANY-OWNED RESTAURANTS
--------------                                          -------------------------
Greater Cincinnati, Ohio (Standard
Metropolitan Statistical Area) - includes
portions of Northern Kentucky and
Southeastern Indiana                                          16

Cleveland, Ohio                                                2

Columbus, Ohio                                                 6

Dayton, Ohio                                                   4

Indianapolis, Indiana                                          3
                                                              --
                          TOTAL                               31

         While there are still opportunities for new Restaurant locations in the greater Cincinnati area, the Company intends to concentrate its new unit growth in the four other markets listed in the preceding table. The Company is currently focusing its Restaurant growth in the Columbus market. During fiscal 1995, the Company opened one leased store front location in downtown Columbus. The Company previously relocated two strip center locations to free-standing units with full table and drive-through service. An expanded menu, including a pasta sauce, gyro sandwiches and baked potatoes with various toppings, was introduced in the Columbus market to increase consumer trial. The Company also implemented a new building design in this market to differentiate itself from other quick service restaurants. These changes, combined with increased advertising expenditures, are all parts of the Company's overall growth strategy in the Columbus market. If successful, this growth strategy will be used in other non-Cincinnati markets. During fiscal 1996, the Company expects to construct one additional free-standing unit in Columbus on previously purchased land. The Company is also looking for other locations in this market. The Company does not intend to enter new markets until the above markets are more fully developed.

         The Company opened one Restaurant during fiscal 1995. Of the 31 Company-owned Restaurants in operation at the end of fiscal 1995, 12 were purchased at various times from Company franchisees. The Company may acquire additional franchise locations in the future. The Company did not close any Company-owned Restaurants during fiscal 1995. The Company could close underperforming Company-owned Restaurants in the future.

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from its Restaurant operations during its last three fiscal years:

                                              % OF TOTAL
FISCAL YEAR                 REVENUES           REVENUES
-----------                 --------           --------
Fiscal Year Ended
  October 29, 1995         $14,231,000             55%

Fiscal Year Ended
  October 30, 1994         $12,507,000             51%

Fiscal Year Ended
  October 31, 1993         $10,646,000             49%

         The Company's Corporate Vice President - Restaurant Operations, with the assistance of five District Managers, has primary responsibility over the Company's Restaurant operations. The Company has developed and utilizes a comprehensive restaurant operations control system. Each Company-owned Restaurant is staffed by a Manager, one or more Assistant Managers, and an average of sixteen additional employees. Restaurant Managers monitor food and labor costs, inventory items, and sales volumes on a daily basis, and are responsible for providing quality food and service levels in a clean environment.

RESTAURANT FACILITIES AND OPERATIONS

         Historically, the Company has had a mixture of free-standing and store-front locations. Because non-Cincinnati market Restaurants have tended to have lower volumes on average compared to Cincinnati Restaurants, the Company has historically located its non-Cincinnati Restaurants in store-front locations because they are less costly than free-standing Restaurants. Based upon its more recent experience and marketing studies, the Company now believes that free-standing units with drive-throughs increase the visibility of the Restaurants and should increase market awareness and consumer trial. The Company has developed a prototype free-standing unit which will be used in the market development test in Columbus. If the market development test is successful, the Company intends to emphasize free-standing units as it expands the number of Company-owned Restaurants.

         Store front units occupy regular retail space and provide their own seating. Store front units generally range in size from 1,200 to 5,800 square feet and have initial development costs, including equipment, ranging from $60,000 to $525,000. The Company's current free- standing units range in size from 1,800 to 3,000 square feet. Initial development costs for a free-standing unit, including equipment, can range from $165,000 to $900,000 depending on size, location and whether the land and/or Restaurant building is leased or owned. There are currently 20 free-standing Restaurant units in the Greater Cincinnati area and 8 in other market areas. The remaining Restaurants are in store front locations.

         The Company believes that Skyline Chili Restaurants offer a unique dining experience. The Restaurants offer carry-out and dine-in service, with an average time from order placement to serving of three to five minutes. The Restaurants are generally open seven days a week, for both lunch and dinner. The Company requires certain common features in the Restaurants, which it feels help provide the unique Skyline dining experience. The Greater Cincinnati area Restaurants generally feature full table service. Some Restaurant facilities in non- Cincinnati market areas feature counter service only. All food is prepared in full view of customers at a central station. The Company's Restaurant employees wear a standardized uniform. The Company has the right to review and approve its franchisees' Restaurant plans and specifications to assure conformity with the Skyline System.

         The Company continually strives to maintain quick service, uniformity of products, high quality, and cleanliness throughout its Company-owned and franchised Restaurants. To help maintain these standards, the Company has implemented a training and quality control program, and has developed a comprehensive Operations Manual containing detailed specifications for all product preparation, service, procedures and policies. The Company's representatives visit franchised and Company-owned Restaurants on an unannounced basis to monitor compliance with the Company's operating standards.

FRANCHISE OPERATIONS

         The Company markets Restaurant franchises both on an individual Restaurant basis and on a multiple Restaurant or "area development" basis. Individual Restaurant franchises are generally granted in geographic areas where it is not feasible to grant an exclusive multiple Restaurant franchise, such as in the Greater Cincinnati area, or in smaller market areas. The Company maintains a franchise solicitation program, involving the use of a continually updated franchise offering circular (required by the Federal Trade Commission and by certain states), which is provided to prospective franchisees, and which summarizes the Company's business operations and the terms and conditions of the franchise relationship.

         The Individual Restaurant Franchise Agreement grants a franchisee an exclusive license to operate a Skyline Chili Restaurant at a specified location, and to utilize the Company's trademarks, servicemarks and other rights relating to the sale of its menu items. The term of the Individual Restaurant Franchise Agreement is 20 years, renewable by the franchisee for an additional period (currently 20 years) if certain conditions pertaining to the renewal are met.

         Under the Individual Restaurant Franchise Agreement, each franchisee is required to pay an initial franchise fee, currently $15,000, for the Restaurant. The Company's current Individual Restaurant Franchise Agreement also requires each franchisee to pay the Company a continuing monthly license fee equal to a percentage of the Restaurant's gross sales, ranging from 3% to 4%, and to spend a percentage of the Restaurant's gross sales each month for advertising and promotions, ranging from 2% to 3%. The monthly advertising expenditures of Greater Cincinnati area franchisees are paid into the Company's Advertising Trust.

         Approximately 32 of the Company's existing franchised Restaurants (including most of the Greater Cincinnati area franchised restaurants) are operated pursuant to an earlier version of the Individual Restaurant Franchise Agreement, containing materially different terms and conditions from the Company's current standard Agreement. The earlier Agreements do not obligate the franchisees to pay a continuing monthly license fee or advertising fee based upon a percentage of gross sales, but do obligate the franchisees to purchase all of their chili from the Company and to pay an advertising fee to the Company of $6.00 for every unit order of chili purchased.

         The Company does not arrange or make any provisions for financing the development of its franchisees' Restaurants, and does not ordinarily sell or lease any real estate or equipment to its franchisees. The fixtures, furnishings, equipment, inventory, products, ingredients, materials and other supplies used by franchisees in the construction and operation of their Restaurants must meet the Company's specifications. Franchisees are required to purchase all of their requirements of chili from the Company, and may purchase certain other food supplies and items used in the operation of their Restaurants from the Company at their option. Under the terms of the Individual Restaurant Franchise Agreement, the Company reserves the right to adopt amended standards of quality, service and food preparation. Each franchisee is required to comply with all standards for Restaurant operation, as set forth from time to time in the Company's Operations Manuals.

         The specific terms and conditions of each Area Franchise Agreement, such as the development schedule and area development fee, are the subject of negotiation between the Company and the franchisee, after review of the relevant factors in the market area. At the time of signing an Area Franchise Agreement, the franchisee pays an area development fee, usually $3,000 per Restaurant to be developed in the Franchise Area. The franchisee then also pays to the Company the standard individual Restaurant initial franchise fee and the continuing monthly license fees under each Individual Restaurant Franchise Agreement executed. Although there is not a requirement that the Company do so, the Company generally credits a portion of the area development fee against the individual Restaurant initial franchise fee, on a per Restaurant basis. The Company is currently party to one Area Franchise Agreement in the Indianapolis area. This Area Agreement is for three units over the next two years, two of which will be non-traditional locations. The Company expects the first unit to begin operations in 1996.

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from initial franchise fees, area development fees, and continuing monthly license fees, during its last three fiscal years:

                                                 % OF TOTAL
FISCAL YEAR                 REVENUES               REVENUES
-----------                 --------               --------
Fiscal Year Ended
  October 29, 1995         $1,210,000                   5%

Fiscal Year Ended
  October 30, 1994         $1,172,000                   5%

Fiscal Year Ended
  October 31, 1993         $1,171,000                   5%

         As of January 10, 1996, there were 53 franchised Skyline Chili Restaurants operating in the States of Ohio, Kentucky, Indiana, and Florida. The following table summarizes the number and location of the Company's franchised Restaurants:

                                                         NUMBER OF
STATE                                            FRANCHISED RESTAURANTS
-----                                            ----------------------
Greater Cincinnati Area (Standard
Metropolitan Statistical Area) -
includes portions of Northern
Kentucky and Southeastern Indiana                      41

Other Ohio Areas                                        4

Other Kentucky Areas                                    3

Florida                                                 5
                                                       --

         TOTAL                                         53

         Two additional franchised Restaurants opened during the Company's 1995 fiscal year. The Company has adopted a policy relating to the granting of new franchises, which limits such grants to applicants who have substantial restaurant development and operations experience and financial resources. This policy will limit the development of additional franchised Restaurants. During fiscal 1996, any additional expansion of franchised Restaurant locations will be most likely the result of existing franchisees developing additional Restaurants within their existing Franchise Areas.

         The Company may terminate an Individual Restaurant Franchise Agreement for several reasons, including default in the payment of license or advertising fees to the Company, failure to maintain specified standards, and cessation of business. During the Company's 1995 fiscal year, no franchised Restaurant locations closed.

MANUFACTURE, SALE AND DISTRIBUTION OF SECRET RECIPE CHILI

         The Company produces its secret recipe chili at its Fairfield, Ohio commissary. The secret recipe chili is sold to the Company's franchisees and is served in all franchised and Company-owned Skyline Chili Restaurants. Pursuant to the Individual Restaurant Franchise Agreement entered into with the Company, each of the Company's franchisees is required to purchase all of the chili and chili-based products served in its Restaurant from the Company at the Company's current prices. The Company also sells related food products from its commissary, such as cheese, spaghetti, crackers and wieners, to its Greater Cincinnati area franchisees. However, the Company's franchisees are not required to purchase any food products other than the secret recipe chili and chili burrito mix, or to purchase any other equipment or supplies, from the Company.

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from commissary sales of the Company's chili and related food products to its franchisees during its last three fiscal years:

                                                 % OF TOTAL
FISCAL YEAR                 REVENUES               REVENUES
-----------                 --------               --------
Fiscal Year Ended
  October 29, 1995         $5,432,000               21%

Fiscal Year Ended
  October 30, 1994         $5,682,000               23%

Fiscal Year Ended
  October 31, 1993         $5,151,000               24%

         The Company has an established distribution system for its products, involving delivery with its own trucks within the Greater Cincinnati area, and a third-party food distributor for non-Cincinnati locations.

GROCERY PRODUCTS

         The Company has been manufacturing and selling its frozen grocery products to wholesale and retail outlets since 1965. Management believes that the grocery products market offers a major opportunity for the Company to increase revenues and profitability. During fiscal 1996, the Company will continue to concentrate its marketing efforts and expenditures in certain current markets where the majority of the grocery divisions' revenues are generated. The Company sells nine varieties of frozen grocery products - two sizes of chili and chili and spaghetti, and one size of chili with beans, chili burrito with beans, chili burrito with beans and cheese, chili with pasta spirals, and chili with wieners and pasta shells. The frozen grocery products are manufactured, packaged and frozen at the Company's commissary, and may be heated in a conventional oven or in a microwave oven. These products are sold under the "Skyline Chili" trademark and the packaging is designed to educate the consumer by identifying the product as a "Cincinnati-style" chili, by providing instructions on how to prepare and serve the product, and by briefly describing the Company's heritage and its commitment to quality.

         The Company also sells a line of "Cincinnati-style" chili products, which includes a dry spice mix and a ready-to-eat chili packaged in cans and microwaveable bowls. These products are manufactured by third parties and are marketed under the "Cincinnati Recipe" trademarks. The Cincinnati Recipe dry spice mix and the canned and microwaveable chili products use a different recipe than the traditional Skyline Chili but fall into the same "Cincinnati-style" category of chili. These items provide the Company an opportunity to place its grocery products in additional areas at supermarkets and grocery stores.

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from the sale of grocery products during its last three fiscal years:

                                                            % OF TOTAL
FISCAL YEAR                       REVENUES                    REVENUES
-----------                       --------                    --------
Fiscal Year Ended
  October 29, 1995               $4,899,000                     19%

Fiscal Year Ended
  October 30, 1994               $5,135,000                     21%

Fiscal Year Ended
  October 31, 1993               $4,658,000                     22%


         The Company's Vice President - Grocery Sales is primarily responsible for the promotion, distribution, and expansion of the Company's grocery products line. Outside of the Greater Cincinnati area, the Company distributes the grocery products through food brokers, who solicit and place orders for the products with supermarkets and grocery store chains, at prices set by the Company. All of the Company's food brokerage arrangements are oral, at-will agreements, which may be terminated by either party at any time. This allows the Company to constantly reevaluate its food brokerage arrangements.

         The Company has appointed food brokers and is currently distributing its grocery products in the following geographic areas: Cincinnati, Dayton, Columbus, Cleveland and Toledo, Ohio; Indianapolis, Ft. Wayne and Evansville, Indiana; Louisville and Lexington, Kentucky; Atlanta, Georgia; Huntington, West Virginia; Nashville, Tennessee; and Tampa, Florida. The Company does not anticipate expanding distribution into any other major markets during its 1996 fiscal year.

DEVELOPMENT OF COMMISSARY AND OFFICE FACILITIES -- INDUSTRIAL DEVELOPMENT REVENUE BOND FINANCING

         The Company entered into a Loan Agreement with the City of Fairfield, Ohio dated August 1, 1990 (the "Loan Agreement"), pursuant to which the City of Fairfield issued $8,250,000.00 of Adjustable Rate Demand Industrial Development Revenue Bonds (the "Bonds"). Pursuant to the provisions of the Loan Agreement and a Trust Indenture dated August 1, 1990 (the "Trust Indenture"), the Bond proceeds were loaned to and used by the Company to acquire, construct and equip its commissary and office facility located in Fairfield, Butler County, Ohio (the "Plant"). The cost of acquiring, constructing and equipping the Plant was approximately $9,200,000. In addition to the Bond proceeds, the Company financed the Plant with its own funds and with funds borrowed from The Fifth Third Bank of Cincinnati, Ohio under the Company's existing $4,000,000 line of credit. The Plant was substantially completed in November, 1991. The Company relocated its principal executive offices to the Plant in October, 1991 and relocated all manufacturing, packaging, and distribution operations to the Plant in November, 1991. The Plant includes manufacturing facilities for the manufacture and packaging of chili and other food and food related products, and storage, distribution and office facilities.

         The Bonds have been authorized and issued by the City of Fairfield, Ohio pursuant to the provisions of the Trust Indenture. The Bonds have an 18 year maturity date, but are subject to mandatory sinking fund redemption on an annual basis. Interest on the Bonds is payable semiannually on March 1 and September 1. The Bonds bear interest at the rate of 5.0% per annum through August 31, 2000. Thereafter, the interest rate for each succeeding five (5) year period will be adjusted pursuant to the provisions of the Trust Indenture. In addition, the Company may, under certain circumstances, convert the interest rate mode from a 5 year rate to a 6 month, 1 year or 10 year rate. The interest on the Bonds is generally exempt from federal and Ohio income taxes. The Company, the City of Fairfield and the Trustee have entered into a Tax Regulatory Agreement dated August 1,

1990, which contains certain covenants relating to the use of the Bond proceeds and the Plant and which is intended to protect the tax exempt status of the interest on the Bonds. In addition to the mandatory sinking fund redemption, the Bonds are also subject to certain optional and mandatory redemptions and tenders.

         The City of Fairfield's loan of the Bond proceeds to the Company is also evidenced by a promissory note (the "Note"). Pursuant to the Loan Agreement and the Note, the Company is obligated to pay quarterly debt service payments to the Trustee for the Bondholders. The Company must make quarterly principal payments on the 20th day of each February, May, August, and November, in an amount equal to one-quarter of the principal of the Bonds due on the first day of the next following September, by reason of the mandatory sinking fund redemption requirements or maturity. The Company must make quarterly interest payments on the 20th day of each February, May, August and November, in an amount equal to one-half of the interest payable on the Bonds on the next following interest payment date. The interest rate for the current five (5) year term of the Bonds is 5.0% per annum. In addition, the Note is subject to optional and mandatory prepayment upon the same terms and conditions, on the same dates, and at the same prepayment prices, as the Bonds are subject to optional and mandatory redemption. The Company has made certain representations, warranties and covenants in the Loan Agreement relating to the acquisition and construction of the Plant and the operation of its business, including covenants that the Company: (a) will not take or permit any action which would adversely affect the exemption from federal income taxation of the interest on the Bonds; (b) will not dispose of or transfer all or substantially all of its assets without the prior written consent of the Letter of Credit Bank; and (c) will indemnify the City of Fairfield and the Trustee for any claims relating to the use of the Plant or to the Company's breach or default under the Loan Agreement and other Bond documents.

         The payment of principal and interest on the Bonds is also secured by an irrevocable Letter of Credit issued on behalf of the Company by The Fifth Third Bank. The Letter of Credit secures and can be drawn upon by the Trustee to pay all principal on the Bonds, up to 212 days interest on the Bonds, and the amount of any discount (not to exceed 1%) at which the Bonds are remarketed. The current Letter of Credit will expire on September 16, 1998. Unless the Letter of Credit is renewed at the discretion of The Fifth Third Bank, or the Company obtains an alternate Letter of Credit, all of the Bonds are subject to mandatory redemption. Pursuant to the provisions of a Reimbursement Agreement with The Fifth Third Bank dated August 1, 1990, as amended (the "Reimbursement Agreement"), the Company is obligated to reimburse the Bank for all payments made by it under the Letter of Credit within three days of payment, plus interest at the Bank's prime rate plus 1%. The Company is obligated to pay the Bank an annual maintenance fee for each year the Letter of Credit remains in effect, equal to 5/8 of 1% of the amount of the Letter of Credit.

         The Company has made certain representations, warranties and covenants in the Reimbursement Agreement relating to its current and future financial condition, the acquisition and construction of the Plant and the operation of its business, including covenants that the Company: (a) will not declare or pay any dividends or distributions on its capital stock, or redeem or repurchase any shares of its capital stock, until its ratio of debt to tangible net worth is less than 1.25:1; and (b) will limit its capital expenditures to certain amounts, depending on its ratio of debt to tangible net worth. In order to secure the Company's obligations to the Bank under the Reimbursement Agreement, the Company has granted the Bank a Mortgage on the real estate and fixtures, and a security interest in all of the Company's accounts, equipment, inventory, intangibles, and other personal property located at the Plant site in Fairfield, Ohio.

ADDITIONAL BANK FINANCING

         The Company has a $4,000,000 unsecured line of credit with The Fifth Third Bank that extends through August 9, 1996.

OPERATIONS AND CONTROLS

         The Company currently administers all aspects of its business operations from its principal executive offices, located at 4180 Thunderbird Lane, Fairfield, Ohio. The Company operates on the basis of a 52 or 53 week accounting year ending on the last Sunday in October, consisting of 13 reporting periods. Standard operational and reporting procedures are utilized which enable Management to monitor the financial and operational performance of each Company-owned Restaurant and the commissary on a regular basis. The Company's accounting system provides controls to monitor and protect Company assets.

ADVERTISING AND MARKETING

         The Company has established a separate Advertising Trust for the benefit of its Greater Cincinnati area franchisees, for the purposes of receiving, investing, disbursing and accounting for advertising funds paid by those franchisees under their Individual Restaurant Franchise Agreements. The Advertising Trust, as a legal entity separate from the Company, will itself account for such advertising receipts and expenditures. Outside of the Greater Cincinnati area, franchisees are currently obligated to spend 2% of monthly gross sales for advertising, of which the Company may require up to 1% of gross sales to be paid directly to the Company for use in advertising, as determined by the Company. These advertising funds are not paid to the Trust, and the Company itself accounts for these advertising receipts and subsequent expenditures.

         The Company has developed two different marketing approaches, one for the Greater Cincinnati area and one for new markets. The marketing approach for the Cincinnati area is designed to reinforce the perception that the names "Skyline" and "Cincinnati-style" chili are synonymous, and to reinforce Skyline's position as the area's favorite chili restaurant. Outside of the Cincinnati area, the Company currently believes that a significant educational advertising effort is necessary to successfully market the Company's Restaurant concept and unique food products. Based upon prior experience and marketing studies, the Company believes that in new markets the Company and its products are perceived as both a new Restaurant concept and a different "type" of food or chili.

COMPETITION

         In their Restaurant operations, the Company and its franchisees compete for locations, employees and customers against a large number of national and regional restaurant chains, both franchised and independent, and locally-owned restaurants offering competitively priced foods. Many of the Company's significant competitors in operating quick-service restaurants have more outlets, more established products, greater name recognition, and greater financial, marketing and personnel resources than the Company and its franchisees, and have responded to industry competition with well-financed advertising campaigns, aggressive discounting promotions, new products, new methods of distribution, and creative restaurant facilities approaches. The Company believes that its development history and experience, the unique nature and high quality of its products, the Restaurants' emphasis on quick service and cleanliness, competitive pricing, its marketing approach, and its Restaurant support systems, will enable the Company to compete in this environment. In addition, with respect to the operation of "Cincinnati- style" chili restaurants in the Greater Cincinnati area, the Company believes that it has a significant advantage in terms of both established products and name recognition.

         In its franchising operations, the Company competes with a significant number of national and regional franchisors, some of whom have greater name recognition and financial resources than the Company, in marketing franchises and soliciting franchisees. In its grocery products business, the Company competes with a significant number of national and regional food manufacturers and distributors in obtaining shelf space and retail outlets for its products, many of whom have more established products, greater name recognition, and greater financial and marketing resources than the Company. In addition, the Company competes with other manufacturers and distributors in obtaining representation by quality food brokers.

SUPPLIERS

         The Company and its franchisees have not experienced shortages of construction materials for the construction of restaurants or shortages of food products or supplies for the operation of restaurants. Although the Company presently purchases its food and restaurant supplies from a limited number of vendors, the Company does not depend upon any one of them as a sole supplier and could purchase similar products from other vendors. Continuous negotiations with and regular evaluations of vendors and volume purchases, have enabled the Company to obtain high quality products at lower costs for itself and its franchisees. However, strict adherence to the Company's product specifications and high quality are the principal criteria for selecting vendors, not lower prices. The Company has no written contracts with any of its vendors or suppliers.

         One major component of the Company's food cost is the market price of beef. Fluctuations in beef prices have an immediate impact on the Company's cost of sales and profit margins. The Company currently purchases trimmed beef from three suppliers and continually investigates other sources of supply. The Company currently grinds its own beef, to improve quality and reduce costs.

GOVERNMENT REGULATION

         The Company is subject to a variety of federal, state and local laws and regulations affecting the conduct of the Company's business. The Company is subject to regulations of the Federal Trade Commission and of certain states relating to disclosure requirements in the sale of franchises, and to various state laws concerning franchise operations. The Company believes that it is in compliance with applicable franchising laws and regulations. The Company's franchising and restaurant operations are also subject to federal and state anti-trust laws and regulations.

         The Company's manufacture and sale of its chili and grocery products, and its distribution of related food products, are subject to various sanitation, health and safety standards, including inspection by the U.S. Department of Agriculture. In addition, the Company's Restaurants are subject to various sanitation, health and safety standards, and to state and local building codes and zoning restrictions. The Company believes that it is in substantial compliance with these applicable laws and regulations. More varying or stringent requirements of local governments with respect to zoning, building codes and land use, if enacted or made applicable to the Company, may increase the costs of opening and operating Restaurants.

         In general, the Company's capital expenditures, earnings and competitive position have not been materially affected by compliance with federal, state or local provisions enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company believes that it is in substantial compliance with all such applicable laws and regulations.

         The Company is also subject to the Federal Fair Labor Standards Act governing minimum wages, overtime, working conditions, and other matters, and to other federal and state employment regulations governing safety measures and standards. A significant portion of the Company's restaurant personnel is paid at rates related to the Federal Minimum Wage. These regulations will have an increasing impact upon the Company's business operations as the number of Company-owned and operated Restaurants, and therefore the number of Company employees, increases.

SEASONALITY

         In general, the Company's Restaurant sales are higher in the summer months, and the Company's grocery products sales are higher in the fall and winter months. Because of this sales mix, the Company does not believe that its overall sales are seasonal to any significant degree.

COPYRIGHTS, TRADE SECRETS, TRADEMARKS AND SERVICEMARKS

         The Company claims a copyright in all of its training and operations manuals and materials, and all revisions thereto. All of these materials remain the property of the Company and are supplied to Company personnel and to franchisees for their confidential and authorized use only. The Company considers all information, whether oral or written, relating to the complete recipe or process for the manufacture of Skyline Chili and the Company's other food products, including the ingredients and cooking processes, to be protectable trade secrets.

         The term "Skyline" is registered as a trademark in the United States Patent and Trademark Office, to identify the Company's products. The terms "Skyline Chili" and "Skyline Chili" with an oval design are registered as servicemarks in the United States Patent and Trademark Office, for use in connection with restaurant and food carry-out services specializing in chili and chili-spaghetti dishes. In 1982, the Company and ARA Virginia Skyline Company entered into a written agreement, relating to their concurrent use of the "Skyline" servicemark to identify restaurant services, which provided that ARA would have exclusive use of the service mark "Skyline" to identify restaurant services in the District of Columbia, the State of Virginia and the bordering counties of Virginia's neighboring states.

         In fiscal 1993, the Company acquired the "Cincinnati Recipe" and "Hook & Ladder" trademarks. These trademarks are registered with the United States Patent and Trademark Office and are used to identify certain chili-related grocery food products sold by the Company.

EMPLOYEES

         As of October 29, 1995, the Company had approximately 153 full-time and 468 part-time employees.

ITEM  2.  DESCRIPTION OF PROPERTY
---------------------------------

         The Company owns the following properties:

         (1) The Company owns its current executive office, commissary, distribution and storage facilities, which are located on approximately 7.2 acres of land in Fairfield, Ohio. This 42,000 square foot commissary, office, distribution and storage facility was substantially completed in November, 1991. The facility consists primarily of a U.S.D.A. inspected food production and distribution plant used to produce and distribute the Company's secret recipe chili and other related food products. The Company has granted a mortgage on the Fairfield, Ohio properties to The Fifth Third Bank to secure the Company's repayment of all indebtedness and discharge of all obligations relating to the Bond Financing.

         (2) The Company also owns the following additional properties acquired prior to fiscal 1995:

                 (a) One parcel consisting of land (approximately 0.75 acres) with a building. This property, located in the Greater Cincinnati area, is being used for the operation of a free-standing Restaurant.

                 (b) One parcel consisting of land (approximately 2.5 acres) with a building. This property, located in Cincinnati, is being used for the operation of a Restaurant and storage.

                 (c) One parcel located in Columbus, Ohio, consisting of unimproved land (approximately 1.0 acre). The Company intends to construct a free-standing Restaurant on this property during fiscal 1996.

         (3) During fiscal 1995, the Company purchased two additional parcels of land (approximately 2 acres and 1 acre, respectively) in Cincinnati. The Company will relocate an existing strip-center location to the 2 acre parcel and use the 1 acre parcel for a new Restaurant location.

         The Company currently operates 27 Skyline Chili Restaurants located in leased facilities, and operates 2 additional Restaurants on leased ground. The majority of the Company's leased Restaurants are store front facilities located in shopping centers or shopping plazas. The annual base rent on the Company's leased facilities ranges from $16,000 to $94,000 per year. The leases generally require the Company to pay taxes and insurance, and certain of the leases require the payment of additional percentage rents (ranging from 5% to 10% of gross sales) if annual gross sales at the location exceed certain minimums. The Company did not pay any material additional percentage rentals in fiscal 1995, 1994, or 1993. Most of the leases contain renewal options ranging from 3 to 15 years. Note 4 of the Notes to Consolidated Financial Statements included on Page 16 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM  3.  LEGAL PROCEEDINGS
---------------------------

         There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         There were no matters submitted to a vote of the Company's shareholders during the last quarter of its 1995 fiscal year.

                                    PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------
          MATTERS
          -------

         The information set forth under the caption "Price Range of Common Stock" on Page 3 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
---------------------------------------------------------
          OPERATION
          ---------

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 5 through 7 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM  7.  FINANCIAL STATEMENTS
------------------------------

         The Company's consolidated financial statements together with the Report of Independent Auditors thereon included on Pages 8 through 18 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
-------------------------------------------------------
           ON ACCOUNTING AND FINANCIAL DISCLOSURE
           --------------------------------------

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
-------------------------------------------------------------
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
           ------------------------------------------------------
           ACT
           ---

         The information relating to directors and executive officers of the Company set forth under the caption "Election of Directors - Nominees For Election as Directors" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 13, 1996, is incorporated herein by reference. The information relating to the Company's directors, officers, and more than 10% shareholders' compliance with Section 16(a) of the Exchange Act with respect to its 1995 fiscal year set forth under the caption "Election of Directors - Compliance with Section 16(a) of the Exchange Act" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 13, 1996, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information set forth under the caption "Executive Compensation" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 13, 1996, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------------------------------------------------
          AND MANAGEMENT
          --------------

         The information set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 13, 1996, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information set forth under the caption "Related Party Transactions" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 13, 1996, is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a) The following documents are filed as a part of this Report or incorporated herein by reference:

                 (1)  Financial Statements:
                      --------------------

                 The following consolidated financial statements of the Company included in its 1995 Annual Report to Shareholders, together with the Report of Independent Auditors thereon, are incorporated by reference in Part II, Item 7 of this Report:

                                                                    LOCATION IN 1995
FINANCIAL STATEMENT                                                 ANNUAL REPORT
-------------------                                                 ----------------
Report of Independent Auditors                                      Page 8

Consolidated Statements of
Income - Fiscal years ended
October 29, 1995, October 30, 1994,
and October 31, 1993                                                Page 9

Consolidated Balance Sheets -
October 25, 1995 and October
30, 1994                                                            Pages 10 and 11

Consolidated Statements of Cash
Flows - Fiscal years ended
October 29, 1995, October 30, 1994,
and October 31, 1993                                                Page 12

Consolidated Statements of
Shareholders' Equity -
Fiscal years ended October 29,
1995, October 30, 1994, and
October 31, 1993                                                    Page 13

Notes to Consolidated Financial
Statements                                                          Pages 14 through 18

                 (2)  Exhibits:
                      --------

                 The following Exhibits are filed with this Report or are incorporated herein by reference, as indicated in the footnotes:

EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
--------------            ----------------------
         2                        None

        3.1                       Amended Articles of Incorporation (10)

    (Cont'd.)

EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
--------------            ----------------------
         3.2                      Shareholders Code of Regulations (11)

         4.1                      $4,000,000 Revolving Note signed by Skyline Chili, Inc. as Maker and payable to
                                  The Fifth Third Bank (Renewed and now due August 9, 1996) (14)

         4.2                      Loan Agreement dated August 1, 1990 between Skyline Chili, Inc. and the City of
                                  Fairfield, Ohio (4)

         4.3                      Specimen Form of Promissory Note from Skyline Chili, Inc. to The Fifth Third Bank, Trustee (4)

         4.4                      Tax Regulatory Agreement dated August 1, 1990 between Skyline Chili, Inc., the City of
                                  Fairfield, Ohio and The Fifth Third Bank, Trustee (4)

         4.5                      Reimbursement Agreement dated August 1, 1990 between Skyline Chili, Inc. and
                                  The Fifth Third Bank (4)

         4.6                      First Amendment to Reimbursement Agreement dated January 11, 1991, between
                                  Skyline Chili, Inc. and The Fifth Third Bank (6)

         4.7                      Second Amendment to Reimbursement Agreement dated September 18, 1995 between
                                  Skyline Chili, Inc. and The Fifth Third Bank (1)

         4.8                      Trust Indenture dated August 1, 1990 between the City of Fairfield, Ohio and
                                  The Fifth Third Bank, Trustee (4)

         9                        None

         10.1                     Current Standard Individual Restaurant
                                  Franchise Agreement (9)

         10.2                     Old version of Individual Restaurant
                                  Franchise Agreement (2)

         10.3                     Current Standard Area Franchise Agreement (9)

         10.4                     Skyline Chili Restaurant Development Option Agreement dated July 30, 1991 between Skyline Chili, Inc. and Joseph N. Lambrinides (7)

 (Cont'd.)

EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
--------------            ----------------------
   *10.5                          1986 Stock Option Plan, as amended (3)

   *10.6                          Standard version Individual Stock Option Agreement under 1986 Stock Option Plan, with Change-in-Control provision (1)

   *10.7                          1990 Stock Option and Stock Incentive Plan, as amended (12)

   *10.8                          Standard version Individual Stock Option Agreement under 1990 Stock Option and
                                  Stock Incentive Plan, with Change-in-Control provision (1)

   *10.9                          Individual Stock Option Agreement dated
                                  May 22, 1989 with William G. Kagler - 40,000 shares (3)

   *10.10                         Individual Stock Option Agreement dated
                                  September 20, 1989 with William G. Kagler - 12,000 shares (3)

   *10.11                         Individual Stock Option Agreement dated March 7, 1990 with
                                  William G. Kagler -- 75,385 shares (5)

   *10.12                         Individual Stock Option Agreement dated March 7, 1990 with
                                  William G. Kagler -- 24,615 shares (5)

   *10.13                         Individual Stock Option Agreement dated June 30, 1992 with
                                  William G. Kagler - 40,983 shares (8)

   *10.14                         Individual Stock Option Agreement dated June 30, 1992 with
                                  William G. Kagler - 9,017 shares (8)

    10.15                         ARA Virginia Skyline Company Service Mark
                                  Contract (2)

    10.16                         Advertising Trust dated March 10, 1986 (2)

    10.17                         $200,000 Revolving Note signed by Advertising Trust as Maker and payable to the Fifth Third Bank (Renewed, now due August 17, 1996)(14)

    10.18                         Company's Guaranty of Advertising Trust's
                                  Line of Credit (14)

(Cont'd.)

EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
--------------            ----------------------
   *10.19                         Written Description of Outside Directors Fee Plan (1)

   *10.20                         Agreement dated May 22, 1989, between Skyline
                                  Chili, Inc., Kagler & Associates, Inc., and William G. Kagler (14)

   *10.21                         First Addendum dated June 7, 1990, to May 22, 1989 Agreement between
                                  Skyline Chili, Inc., Kagler & Associates, Inc. and William G. Kagler (5)

   *10.22                         Second Addendum dated June 30, 1992, to May 22, 1989 Agreement between
                                  Skyline Chili, Inc., Kagler & Associates, Inc., and William G. Kagler (8)

   *10.23                         Restricted Stock Award Agreement dated June 7, 1990 between
                                  Skyline Chili, Inc. and William G. Kagler (5)

   *10.24                         First Addendum dated May 21, 1991 to Restricted Stock Award Agreement dated June 7, 1990 between Skyline Chili, Inc. and William G. Kagler (9)

   *10.25                         Non-Qualified Deferred Compensation Plan (14)

   *10.26                         Consulting Agreement with Lambert N. Lambrinides dated August 31, 1994 (13)

   *10.27                         Consulting Agreement with Christie N. Lambrinides dated August 31, 1994 (13)

   *10.28                         Consulting Agreement with William N. Lambrinides dated August 31, 1994 (13)

    10.29                         Agreement and Plan of Merger with LCW Skyline Co. dated September 20, 1994 (13)

   *10.30                         Employment Agreement dated June 27, 1995 between the Company and
                                  Kevin R. McDonnell, President and CEO (15)

   *10.31                         Employment Agreement dated June 27, 1995 between the Company and Thomas L. Allen, Corporate
                                  Vice President - Marketing (15)

(Cont'd.)

EXHIBIT NUMBER            DESCRIPTION OF EXHIBIT
--------------            ----------------------
   *10.32                 Employment Agreement dated June 27, 1995 between the Company and Victor L. Peeples, Corporate Vice
                          President - Restaurant Operations (15)

   *10.33                 Written description of Long-Term Incentive Compensation Plan (1)

    11                    None

    13                    Portions of the 1995 Annual Report to Shareholders, which are incorporated by reference in this Report (1)

    16                    None

    18                    None

    21                    List of Subsidiaries of Skyline Chili, Inc. (1)

    22                    None

    23 Consent of Ernst & Young LLP, independent auditors (1)

    24                    None

    27                    Financial Data Schedule (1)

    28                    None

    99                    None


_______________________________
         * Designates certain Management contracts and compensatory plans, contracts or arrangements in which directors or executive officers of the Company participate.

NOTES:

         (1)  Filed with this Report.

         (2) Filed as an Exhibit to the Company's Securities Act Registration Statement No. 33-9240C on Form S-18, and incorporated herein by reference.

         (3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended October 29, 1989, and incorporated herein by reference.

         (4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 5, 1990, and incorporated herein by reference.

         (5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended October 28, 1990, and incorporated herein by reference.

         (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 17, 1991, and incorporated herein by reference.

         (7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended October 27, 1991, and incorporated herein by reference.

         (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 2, 1992, and incorporated herein by reference.

         (9) Filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended October 25, 1992, and incorporated herein by reference.

         (10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 1, 1993, and incorporated herein by reference.

         (11) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 31, 1993, and incorporated herein by reference.

         (12) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 20, 1994, and incorporated herein by reference.

         (13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 7, 1994, and incorporated herein by reference.

         (14) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 30, 1994, and incorporated herein by reference.

         (15) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 6, 1995, and incorporated herein by reference.

                 (b)  Reports on Form 8-K
                      -------------------

                 None.

                       ANNUAL REPORT AND PROXY STATEMENT
                       ---------------------------------

         With the exception of the matters specifically incorporated herein by reference to the Company's 1995 Annual Report to Shareholders or to the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on March 13, 1996, no other portions of such 1995 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SKYLINE CHILI, INC., Registrant

                                        By:/s/Kevin R. McDonnell
                                           -------------------------------
                                           Kevin R. McDonnell, President

                                        Date: January 26, 1996
                                        ----------------------------------

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             /s/ Kevin R. McDonnell                           President, Chief Executive Officer and         January 26, 1996
             --------------------------                       Director (Principal Executive Officer)
             Kevin R. McDonnell


             /s/ Jeffry W. Shelton                            Vice President, Chief Financial Officer and    January 26, 1996
             ---------------------------                      Treasurer (Principal Financial Officer)
             Jeffry W. Shelton


             /s/ Lambert N. Lambrinides                       Chairman of the Board and Director             January 26, 1996
             --------------------------
             Lambert N. Lambrinides


             /s/ William N. Lambrinides                       Director                                       January 26, 1996
             ---------------------------
             William N. Lambrinides


             /s/ Christie N. Lambrinides                      Director                                       January 26, 1996
             ---------------------------
             Christie N. Lambrinides


             /s/ Lawrence R. Burtschy                         Director                                       January 26, 1996
             --------------------------
             Lawrence R. Burtschy


             /s/ Joseph E. Madigan                            Director                                       January 26, 1996
             -------------------------
             Joseph E. Madigan


             /s/ David A. Kohnen                              Director                                       January 26, 1996
             --------------------------
             David A. Kohnen

                              SKYLINE CHILI, INC.
                             FORM 10-KSB FOR FISCAL
                          YEAR ENDED OCTOBER 29, 1995


                                 EXHIBIT INDEX


 EXHIBIT           DESCRIPTION
 NUMBER            OF EXHIBIT
 -------           -----------
 4.7               Second Amendment to Reimbursement Agreement dated September 18, 1995, between Skyline Chili, Inc. and The Fifth Third Bank

10.6               Standard version Individual Stock Option Agreement under 1986 Stock
                   Option Plan, with Change-in-Control Provision

10.8               Standard version Individual Stock Option Agreement under 1990 Stock
                   Option and Stock Incentive Plan, with Change-in-Control Provision

10.19              Written Description of Outside Directors Fee Plan

10.33              Written Description of Long-Term Incentive Compensation Plan

13 Portions of the 1995 Annual Report to Shareholders, which are incorporated by reference in this Report

21                 List of Subsidiaries of Skyline Chili, Inc.

23                 Consents of Ernst & Young LLP, independent auditors

27                 Financial Data Schedule


___________________________

* Designates certain Management contracts and compensatory plans, contracts or arrangements in which directors or executive officers of the Company participate.