Form 10QSB
period 1996-02-12
SKYLINE CHILI INC
filed 1996-04-03
CIK 803497

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   February 18, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         EXCHANGE ACT

         For the transition period from:_______________ to __________.

         Commission file number:  0-16368

                                Skyline Chili, Inc.
     -----------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

                 Ohio                                 31-0717287
     -----------------------------------------------------------------------
     (State or other jurisdiction of         (I.R.S. Employer Identification
     incorporation or organization)          No.)

     4180 Thunderbird Lane, Fairfield, Ohio               45014
     -----------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

                               (513) 874-1188
     -----------------------------------------------------------------------
                         (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] YES                           [ ] NO

         There were 3,386,023 shares of the issuer's no par value common stock outstanding as of March 29, 1996.

         Transitional Small Business Disclosure Format (check one):

                          [ ] YES                           [X] NO

                              SKYLINE CHILI, INC.
                              -------------------
                                     INDEX
                                  Form 10-QSB
                               February 18, 1996


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

                             SKYLINE CHILI, INC.
                             -------------------
                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------
                  AS OF FEBRUARY 18, 1996 & OCTOBER 29, 1995
                  ------------------------------------------

                                                                         1996                            1995
                                                                      (UNAUDITED)                      (AUDITED)
                                                                      -----------                       --------
ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                              $804,000                      $1,910,000
  ACCOUNTS RECEIVABLE                                                     853,000                       1,074,000
  INVENTORIES                                                           1,212,000                       1,224,000
  PREPAID EXPENSES                                                         85,000                         121,000
  DEFERRED INCOME TAXES                                                   206,000                         206,000
                                                                      -----------                     -----------

     TOTAL CURRENT ASSETS                                               3,160,000                       4,535,000


PROPERTY AND EQUIPMENT, AT COST:
  LAND                                                                  1,496,000                       1,469,000
  BUILDINGS AND IMPROVEMENTS                                           11,426,000                      11,451,000
  EQUIPMENT AND FIXTURES                                                7,807,000                       7,409,000
  CONSTRUCTION IN PROGRESS                                                762,000                          61,000
                                                                      -----------                     -----------

                                                                       21,491,000                      20,390,000

  LESS ACCUMULATED DEPRECIATION                                         7,043,000                       6,565,000
                                                                      -----------                     -----------

     NET PROPERTY AND EQUIPMENT                                        14,448,000                      13,825,000

INTANGIBLE ASSETS                                                         757,000                         755,000
  ACCUMULATED AMORTIZATION                                                274,000                         254,000
                                                                      -----------                     -----------

                                                                          483,000                         501,000



OTHER ASSETS                                                              126,000                         152,000
                                                                      -----------                     -----------
                                                                      $18,217,000                     $19,013,000
                                                                      ===========                     ===========

<Ca[tion>
                                                                       1996                            1995
                                                                    (UNAUDITED)                      (AUDITED)
                                                                    -----------                       --------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                       $863,000                      $1,505,000
  INCOME TAXES                                                             87,000                         101,000
  ACCRUED LIABILITIES:
    SALARIES AND WAGES                                                    437,000                         664,000
    INTEREST                                                                6,000                          65,000
    OTHER                                                                 449,000                         485,000
                                                                      -----------                     -----------

                                                                          892,000                       1,214,000

LONG-TERM DEBT DUE WITHIN ONE YEAR                                        372,000                         360,000
                                                                      -----------                     -----------

     TOTAL CURRENT LIABILITIES                                          2,214,000                       3,180,000

DEFERRED INCOME TAXES                                                     469,000                         469,000
LONG-TERM DEBT DUE AFTER ONE YEAR                                       5,908,000                       6,100,000


SHAREHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE;
    5,400,000 SHARES AUTHORIZED;
    3,386,000 SHARES ISSUED AND
    OUTSTANDING (3,345,000 IN 1995)                                     5,367,000                       5,267,000
  ADDITIONAL PAID-IN CAPITAL                                               19,000                          19,000
  RETAINED EARNINGS                                                     4,240,000                       3,978,000
                                                                      -----------                     -----------
     TOTAL SHAREHOLDERS' EQUITY                                         9,626,000                       9,264,000
                                                                      -----------                     -----------
                                                                      $18,217,000                     $19,013,000
                                                                      ===========                     ===========

                                  SEE ACCOMPANYING NOTES

                             SKYLINE CHILI, INC.
                             -------------------
                      CONSOLIDATED STATEMENTS OF INCOME
                      ---------------------------------
                                 (UNAUDITED)
                                 -----------

                                                               SIXTEEN WEEKS ENDED
                                                    ---------------------------------------------
                                                    February 18,                     February 19,
                                                        1996                             1995
                                                    -----------                      ------------
REVENUES:
  SALES:
    COMMISSARY                                        $3,571,000                       $3,265,000
    RESTAURANT                                         4,266,000                        4,054,000
  FRANCHISE FEES AND ROYALTIES                           373,000                          365,000
                                                       ---------                        ---------

                                                       8,210,000                        7,684,000
COSTS AND EXPENSES:
  COST OF SALES - COMMISSARY                           2,641,000                        2,364,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS                   1,209,000                        1,145,000
     PAYROLL COSTS                                     1,293,000                        1,266,000
     OCCUPANCY AND OTHER EXPENSES                        958,000                          950,000
  SELLING, GENERAL AND ADMINISTRATIVE                  1,599,000                        1,498,000
                                                       ---------                        ---------

                                                       7,700,000                        7,223,000
                                                       ---------                        ---------

INCOME FROM OPERATIONS                                   510,000                          461,000

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                         29,000                           29,000
  INTEREST EXPENSE                                      (117,000)                        (176,000)
  OTHER INCOME (EXPENSE)                                  (4,000)
                                                       ---------                        ---------

                                                         (92,000)                        (147,000)
                                                       ---------                        ---------

INCOME BEFORE INCOME TAXES                               418,000                          314,000

PROVISION FOR INCOME TAXES                               156,000                          111,000
                                                       ---------                        ---------
NET INCOME                                             $ 262,000                        $ 203,000
                                                       =========                        =========


EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                                  $0.08                            $0.06
                                                       =========                        =========

WEIGHTED AVERAGE COMMON & COMMON
  EQUIVALENT SHARES                                    3,442,000                        3,399,000
                                                       =========                        =========

                                 SEE ACCOMPANYING NOTES

                              SKYLINE CHILI, INC.
                              -------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                   UNAUDITED
                                   ---------


                                               SIXTEEN WEEKS ENDED
                                   ----------------------------------------------
                                   February 18,                      February 19,
                                       1996                              1995
                                   ------------                      ------------

OPERATING ACTIVITIES:
  NET INCOME                           $262,000                          $203,000
  ADJUSTMENTS TO RECONCILE NET
    INCOME TO NET CASH PROVIDED
    (USED) BY OPERATING ACTIVITIES
      DEPRECIATION AND AMORTIZATION     497,000                           449,000
      DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE             221,000                          (410,000)
        INVENTORIES                      12,000                           (80,000)
        PREPAID EXPENSES                 36,000                            46,000
      INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE               (642,000)                         (390,000)
        ACCRUED LIABILITIES            (322,000)                         (904,000)
      OTHER - NET                        21,000                             3,000
                                     -----------                       -----------

      NET CASH PROVIDED (USED) BY
         OPERATING ACTIVITIES            85,000                        (1,083,000)

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES               (1,305,000)                         (376,000)
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT                       196,000
  ADDITIONS TO INTANGIBLE ASSETS         (2,000)                          (18,000)
                                     -----------                       -----------
      NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES       ($1,111,000)                        ($394,000)




                                                 SIXTEEN WEEKS ENDED
                                    ----------------------------------------------
                                     February 18,                    February 19,
                                         1996                            1995
                                    --------------                   -------------

FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM DEBT           (180,000)                         (170,000)
  PROCEEDS FROM EXERCISE OF
    STOCK OPTIONS                       100,000
                                     ----------                        ----------

      NET CASH USED BY
        FINANCING ACTIVITIES            (80,000)                         (170,000)
                                     ----------                        ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                   (1,106,000)                       (1,647,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                 1,910,000                         2,709,000
                                     ----------                        ----------
CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                        $804,000                        $1,062,000
                                     ==========                        ==========



         CASH PAID FOR:
          INTEREST                   $  157,000                        $  282,000
          INCOME TAXES               $  228,000                        $   70,000


                                  SEE ACCOMPANYING NOTES

                              SKYLINE CHILI, INC.
                              -------------------
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------
                                  (UNAUDITED)
                                  -----------




BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the sixteen week period ended February 18, 1996 are not necessarily indicative of the results that may be expected for the year ended October 27, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 29, 1995.


RECLASSIFICATIONS

Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1996 presentation.

                             SKYLINE CHILI, INC.
                             -------------------

                    Management's Discussion and Analysis of
                    ---------------------------------------
                       Financial Condition and Results of
                       ----------------------------------
                                   Operations
                                   ----------


                             Results of Operations
                             ---------------------
Revenues
- --------

Total revenues for the first quarter ended February 18, 1996 of $8.2 million increased 7% over the same period last year due to higher revenues from all Company-owned restaurants, commissary operations and Franchise Fees and Royalties.

Commissary revenues this quarter increased 9% over last year. Shipments of the Company's frozen products were 13% over the same period last year due to an additional price promotion early in the quarter. Shipments of the Cincinnati Recipe product this quarter were 14% over the first quarter last year because promotions have been scheduled at different times this year compared to last. Product sales to the Company's franchised restaurants increased 7% compared to the prior year's first quarter.

Company-owned restaurant revenues this quarter increased 5% over the prior year. A 6% same-store sales increase was partially offset by the absence of sales from a closed strip center location in the Cincinnati market that was being replaced by a nearby newly constructed free- standing building that did not begin operations until after the end of the first quarter.

The number of Company-owned units at the end of the first quarter remained at 31, unchanged from the end of fiscal 1995. The Company franchised one new unit in Cincinnati, Ohio in the first quarter and currently has 53 franchised units, an increase of one unit compared to the end of fiscal 1995.

Franchise fees and royalties increased 2% in the first quarter over the same period last year due to increased shipments of chili to the franchisees which includes royalties as part of the selling price.

Cost of Sales - Commissary
- --------------------------

Cost of sales for the first quarter was 74% of the corresponding revenue figures compared to 72% for the same period last year. A lower average beef price was offset by an unfavorable mix shift to products with a higher cost of sales rate compared to the same period last year. The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

Restaurant Operating Expenses
- -----------------------------

The cost of food and paper products was 28% of the corresponding revenue figure for both the first quarter and the same period last year. Labor costs for the first quarter improved to 30% compared to 31% for the same period last year due to decreased restaurant crew turnover. Occupancy and other expenses for the first quarter were slightly (.8%) over the first quarter last year.

General and Administrative Expenses
- -----------------------------------

Selling, general and administrative expenses were 7% higher for the first quarter compared to last year due to increased training and related expense connected with the opening of a new restaurant in Columbus, Ohio and increases in administrative bonuses.

Income  from Operations
- -----------------------

Income from operations for the fiscal 1996 first quarter was 11% over the first quarter last year principally because of revenue increases.

Other Income (Expense)
- ---------------------

Interest expense for the first quarter was lower than the same period in the prior year because of lower debt levels resulting from scheduled principal payments and a reduction in the interest rate occurring late in fiscal 1995 on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds.

                        Liquidity and Capital Resources
                        -------------------------------

Cash levels dropped from their fiscal 1995 year end level by $1.1 million because of capital spending and decreased accounts payable and accrued liability levels. Working capital as of February 18, 1996 of $946,000 was approximately $409,000 below the prior fiscal year end level.

During the first quarter of fiscal year 1996, the Company spent $1 million towards construction of two free-standing restaurant locations in Cincinnati and Columbus, Ohio. The Columbus restaurant is in a new trade area and the Cincinnati restaurant is a relocation of an existing strip-center location. Both of these restaurants began operations early in the second quarter. The Company spent approximately $300,000 in the first quarter of fiscal 1996 on equipment replacements and other ongoing maintenance throughout the system.
All of these activities were funded by existing cash and cash from operations. The Company intends to spend approximately $2 million towards the construction of four free-standing restaurants in Cincinnati and Columbus, Ohio. Two of the locations will be in new trade areas and the other two will replace existing strip-center locations. All four restaurants should be completed and begin operations before the end of fiscal 1996. The Company believes that cash provided by operations and its $4 million unsecured bank line of credit will be adequate to fund planned expansion and new equipment purchases.

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

                              Skyline Chili, Inc.
                              -------------------
                                  Form 10-QSB
                               February 18, 1996

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
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


                       Skyline Chili, Inc.
                       -------------------
                               Registrant




                       by: /s/ Kevin R. McDonnell
                          -----------------------------------------------
                          Kevin R. McDonnell
                          President and Chief Executive
                          Officer (Duly Authorized Officer)




                       by: /s/ Jeffry W. Shelton
                          -----------------------------------------------
                          Jeffry W. Shelton, Vice President - Finance,
                          Chief Financial Officer and Treasurer
                          (Principal Financial and Principal Accounting Officer)





Date:   April 3, 1996