Form 10QSB
period 1996-05-12
SKYLINE CHILI INC
filed 1996-06-26
CIK 803497

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:    May 12, 1996
                                            ------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from:_______________ to __________.

         Commission file number: 0-16368
                                 -------

                               Skyline Chili, Inc.
- -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Ohio                                           31-0717287
- -------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                No.)


4180 Thunderbird Lane, Fairfield, Ohio                       45014
- -------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 (513) 874-1188
- -------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X] YES              [ ] NO

         There were 3,386,023 shares of the issuer's no par value common stock outstanding as of June 24, 1996.

         Transitional Small Business Disclosure Format (check one):

                           [ ] YES              [X] NO

                               Skyline Chili, Inc.
                               -------------------
                                      INDEX
                                   Form 10-QSB
                                  May 12, 1996

                                                                            PAGE
                                                                            ----

PART I.           FINANCIAL INFORMATION
                  Item 1.  Financial Statements

                           Consolidated Balance Sheets .......................3

                           Consolidated Statements of Income .................4

                           Consolidated Statements of Cash Flows .............5

                           Notes to Condensed Consolidated
                           Financial Statements ..............................6

                  Item 2.  Management's Discussion and
                           Analysis of Financial Condition
                           and Results of Operations .........................7


PART II.          OTHER INFORMATION

                  Item 4.  Submission of Matters to a Vote
                           of Security Holders................................9

                  Item 6.  Exhibits and Reports on
                           Form 8-K ..........................................9


SIGNATURES ...................................................................10


Item 1
                                                       SKYLINE CHILI, INC.
                                                       -------------------
                                                   CONSOLIDATED BALANCE SHEETS
                                                   ---------------------------
                                              AS OF MAY 12, 1996 & OCTOBER 29, 1995
                                              -------------------------------------

                                       1996             1995                                                1996         1995
                                   (UNAUDITED)       (AUDITED)                                          (UNAUDITED)   (AUDITED)
                                   -----------      -----------                                         -----------   ----------
ASSETS                                                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT ASSETS:                                                 CURRENT LIABILITIES:
  CASH AND CASH EQUIVALENTS         $1,010,000     $ 1,910,000    ACCOUNTS PAYABLE                       $1,283,000   $1,505,000
  ACCOUNTS RECEIVABLE                1,218,000       1,074,000    INCOME TAXES                               56,000      101,000
  INVENTORIES                        1,220,000       1,224,000    ACCRUED LIABILITIES:
  PREPAID EXPENSES                      82,000         121,000      SALARIES AND WAGES                      719,000      664,000
  DEFERRED INCOME TAXES                206,000         206,000      INTEREST                                 78,000       65,000
                                   -----------     -----------      OTHER                                   571,000      485,000
     TOTAL CURRENT ASSETS            3,736,000       4,535,000    LONG-TERM DEBT DUE WITHIN ONE YEAR        373,000      360,000
                                                                                                        -----------  -----------
                                                                     TOTAL CURRENT LIABILITIES            3,080,000    3,180,000
PROPERTY AND EQUIPMENT, AT COST:
  LAND                               1,826,000       1,469,000
  BUILDINGS AND IMPROVEMENTS        12,257,000      11,451,000
  EQUIPMENT AND FIXTURES             8,101,000       7,409,000   DEFERRED INCOME TAXES                      469,000      469,000
  CONSTRUCTION IN PROGRESS             164,000          61,000   LONG-TERM DEBT DUE AFTER ONE YEAR        5,907,000    6,100,000
                                   -----------     -----------
                                    22,348,000      20,390,000

  LESS ACCUMULATED DEPRECIATION      7,424,000       6,565,000
                                   -----------     -----------
     NET PROPERTY AND EQUIPMENT     14,924,000      13,825,000   SHAREHOLDERS' EQUITY:
                                                                  COMMON STOCK, NO PAR VALUE;
INTANGIBLE ASSETS                      759,000         755,000      5,400,000 SHARES AUTHORIZED;
  ACCUMULATED AMORTIZATION             290,000         254,000      3,386,000 SHARES ISSUED AND
                                   -----------     -----------      OUTSTANDING (3,345,000 IN 1995)       5,367,000    5,267,000
                                       469,000         501,000    ADDITIONAL PAID-IN CAPITAL                 19,000       19,000
                                                                  RETAINED EARNINGS                       4,422,000    3,978,000
                                                                                                        -----------  -----------

OTHER ASSETS                           135,000         152,000       TOTAL SHAREHOLDERS' EQUITY           9,808,000    9,264,000
                                                                                                        -----------  -----------
                                   -----------     -----------
                                   $19,264,000     $19,013,000                                          $19,264,000  $19,013,000
                                   ===========     ===========                                          ===========  ===========

                                                          SEE ACCOMPANYING NOTES


                                                       SKYLINE CHILI, INC.
                                                       -------------------
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                ---------------------------------
                                                           (UNAUDITED)
                                                           -----------

                                                               TWELVE WEEKS ENDED                       TWENTY-EIGHT WEEKS ENDED
                                                           ----------------------------               -----------------------------
                                                           May 12,           May 14,                  May 12,            May 14,
                                                             1996              1995                     1996               1995
                                                           ----------       -----------               ----------        -----------
REVENUES:
  SALES:
    COMMISSARY                                             $2,632,000        $2,245,000               $6,202,000         $5,512,000
    RESTAURANT                                              3,502,000         3,192,000                7,768,000          7,245,000
  FRANCHISE FEES AND ROYALTIES                                288,000           284,000                  661,000            649,000
                                                           ----------       -----------               ----------        -----------
                                                            6,422,000         5,721,000               14,631,000         13,406,000
COSTS AND EXPENSES:
  COST OF SALES - COMMISSARY                                1,841,000         1,653,000                4,482,000          4,013,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS                          976,000           892,000                2,185,000          2,037,000
     PAYROLL COSTS                                          1,065,000           966,000                2,358,000          2,232,000
     OCCUPANCY AND OTHER EXPENSES                             747,000           741,000                1,704,000          1,691,000
  SELLING, GENERAL AND ADMINISTRATIVE                       1,429,000         1,159,000                3,028,000          2,661,000
                                                           ----------       -----------               ----------        -----------
                                                            6,058,000         5,411,000               13,757,000         12,634,000
                                                           ----------       -----------               ----------        -----------
INCOME FROM OPERATIONS                                        364,000           310,000                  874,000            772,000

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                              16,000            21,000                   45,000             47,000
  INTEREST EXPENSE                                            (88,000)         (129,000)                (206,000)          (305,000)
  OTHER INCOME (EXPENSE)                                       (1,000)           (6,000)                  (4,000)            (6,000)
                                                           ----------       -----------               ----------        -----------
                                                              (73,000)         (114,000)                (165,000)          (264,000)
                                                           ----------       -----------               ----------        -----------
INCOME BEFORE INCOME TAXES                                    291,000           196,000                  709,000            508,000

PROVISION FOR INCOME TAXES                                    109,000            72,000                  265,000            183,000
                                                           ----------       -----------               ----------        -----------
NET INCOME                                                   $182,000          $124,000                 $444,000           $325,000
                                                           ==========       ===========               ==========        ===========
EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                                       $0.05             $0.04                    $0.13              $0.10
                                                           ==========       ===========               ==========        ===========
WEIGHTED AVERAGE COMMON & COMMON
  EQUIVALENT SHARES                                         3,386,023         3,430,000                3,449,697          3,412,000
                                                           ==========       ===========               ==========        ===========



                            SEE ACCOMPANYING NOTES



                                                       SKYLINE CHILI, INC.
                                                       -------------------
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              -------------------------------------
                                                          UNAUDITED
                                                          ---------

                                                  TWENTY-EIGHT WEEKS ENDED                                 TWENTY-EIGHT WEEKS ENDED
                                                  ------------------------                                 ------------------------
                                                     May 12,     May 14,                                     May 12,       May 14,
                                                       1996        1995                                       1996          1995
                                                   ----------   ----------                                  ----------   ----------

OPERATING ACTIVITIES:                                                        FINANCING ACTIVITIES:
  NET INCOME                                         $444,000   $325,000       PAYMENTS OF LONG-TERM DEBT    (180,000)    (169,000)
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET                                   PROCEEDS FROM EXERCISE OF      100,000
    CASH PROVIDED (USED) BY OPERATING ACTIVITIES:                                 STOCK OPTIONS            ----------   ----------
      DEPRECIATION AND AMORTIZATION                   891,000    804,000
      DECREASE (INCREASE) IN:                                                      NET CASH USED BY
        ACCOUNTS RECEIVABLE                          (144,000)  (266,000)            FINANCING ACTIVITIES     (80,000)    (169,000)
        INVENTORIES                                     4,000    (31,000)
        PREPAID EXPENSES                               39,000    134,000                                   ----------   ----------
      INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                             (222,000)  (357,000)    NET DECREASE IN CASH AND
        ACCRUED LIABILITIES                           154,000   (572,000)      CASH EQUIVALENTS              (900,000)  (1,021,000)
      OTHER - NET                                      (9,000)    26,000
                                                   ----------  ---------     CASH AND CASH EQUIVALENTS AT
      NET CASH PROVIDED (USED) BY                                              BEGINNING OF PERIOD          1,910,000    2,709,000
         OPERATING ACTIVITIES                       1,157,000     63,000                                   ----------   ----------

INVESTING ACTIVITIES:                                                        CASH AND CASH EQUIVALENTS AT
  CAPITAL EXPENDITURES                             (2,173,000)  (897,000)      END OF PERIOD               $1,010,000   $1,688,000
  PROCEEDS FROM SALE OF PROPERTY                                                                           ==========   ==========
    AND EQUIPMENT                                     200,000
  ADDITIONS TO INTANGIBLE ASSETS                       (4,000)   (18,000)
                                                   ----------  ---------
      NET CASH PROVIDED (USED) BY
         INVESTING ACTIVITIES                     ($1,977,000) ($915,000)
                                                                                      CASH PAID FOR:
                                                                                         INTEREST          $  157,000   $  282,000
                                                                                         INCOME TAXES      $  383,000   $  104,000


                                   SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (UNAUDITED)
                                   -----------








BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the twelve and twenty-eight week periods ended May 12, 1996 are not necessarily indicative of the results that may be expected for the year ended October 27, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 29, 1995.

RECLASSIFICATIONS

Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1996 presentation.

                               SKYLINE CHILI, INC.
                               -------------------
Item 2.
- -------
                     Management's Discussion and Analysis of
                     ---------------------------------------
                       Financial Condition and Results of
                       ----------------------------------
                                   Operations
                                   ----------



                             Results of Operations
                             ---------------------

Revenues
- --------

Total revenues for the second quarter ended May 12, 1996 of $6.4 million increased 12% over the same period last year. First half total revenues of $14.6 million for fiscal 1996 were 9% higher than the first half of last year. These increases were principally due to the strength of the Company's frozen grocery product business.

Total commissary revenues increased 17% and 13% for the second quarter and first half of fiscal 1996, respectively, compared to the same periods last year. Shipments of the Company's frozen grocery products for the first half increased 15% over the same period last year thanks mostly to two additional promotions by one of the Company's larger customers. Second quarter and first half revenues from the sale of chili and related food products to the franchised Skyline Chili restaurants were 7% and 8%, respectively, above the same periods in fiscal 1995.

Same-store sales for Company-owned restaurants for the second quarter and first half of fiscal 1996 increased 4% and 5%, respectively. These same-store increases, along with additional sales from one new location in Columbus, Ohio and a relocation of an in-line unit to a free-standing building in Cincinnati accounted for the 7% increase in first half Company-owned restaurant revenues over the same period last year.

The Company opened one new restaurant in the second quarter bringing the total number of Company-owned units to 32, an increase of one over the end of fiscal year 1995. The Company franchised one new unit in Cincinnati bringing the total number of franchised units to 54, two units higher than at the end of fiscal 1995.

Franchise fees and royalties increased 2% for the second quarter and the first half of fiscal 1996 over the same periods last year.

Cost of Sales - Commissary
- --------------------------

Cost of sales for the second quarter was 70% of the corresponding revenue figures compared to 74% for the same period last year. Cost of sales for the first half of fiscal 1996 was 72% of the corresponding revenue figures compared to 73% for the first half of fiscal 1995. A lower average beef price was the principal reason for the improved cost of sales rate. The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

Restaurant Operating Expenses
- -----------------------------

The cost of food and paper products for the second quarter and first half of fiscal 1996 were each 28% of the corresponding revenue figures. These rates remain unchanged from the rates for the same periods in fiscal 1995. Labor costs of 30% for the second quarter and first half remained unchanged compared to the rate for the fiscal 1995 second quarter and represented an improvement over last year's first half rate of 31%. The Company has continued to experience increases in hourly wage rates and increased restaurant crew turnover as a result of a tightening labor market. Occupancy and other expenses for the second quarter and first half have increased over the same periods last year due to two full quarters of operations for a unit opened last year and one new unit opened this year.

General and Administrative Expenses
- -----------------------------------

General and administrative expenses for fiscal 1996 increased 23% and 14% over the second quarter and first half of fiscal 1995, respectively. These increases were principally due to additional training and related expenses connected with the opening of a new restaurant in Columbus, increases in administrative bonuses related to improved operating results, and increases in promotional spending.

Income from Operations
- ----------------------

Income from operations for the fiscal 1996 second quarter and first half periods was 17% and 13% higher than the same periods last year. This improvement can be attributed to higher total revenues and lower beef prices.

Other Income (Expense)
- ----------------------

Interest expense for the second quarter and the first half was lower than the same periods last year because of lower debt levels resulting from scheduled principal payments and a reduction in the interest rate occurring late in fiscal 1995 on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds.


                         Liquidity and Capital Resources
                         -------------------------------

Cash levels dropped from their fiscal 1995 year end level by $900,000 because of capital spending and decreased accounts payable and accrued liability levels. Working capital as of May 12, 1996 of $656,000 was approximately $699,000 below the prior fiscal year end level due to increased levels of capital spending.

During the first half of fiscal year 1996, the Company spent $1.3 million to complete construction of two free-standing restaurant locations in Cincinnati and Columbus. The Columbus restaurant is in a new trade area and the Cincinnati restaurant is a relocation of an existing strip-center location. Both of these restaurants began operations early in the second quarter. The Company has spent approximately $350,000 towards the construction of two free-standing restaurants in Cincinnati, one in a new trade area and the other a relocation of an existing strip center location. The Company expects to spend approximately $450,000 to complete these units and to begin operations in the third quarter. The Company spent approximately $500,000 in the first half of fiscal 1996 on equipment replacements and other ongoing maintenance throughout its Company-owned restaurants and commissary. All of these activities were funded by existing cash and cash from operations. The Company intends to spend approximately $600,000 towards the construction of one free-standing restaurant in Columbus. This new location will be in a new trade area and is expected to be completed and begin operations around the end of the current fiscal year. The Company believes that cash provided by operations and its $4 million unsecured bank line of credit will be adequate to fund planned expansion and new equipment purchases.

The Company maintains a compensating balance of $400,000 with the bank that has issued a letter of credit guaranteeing payment of the principal and related interest on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds issued in 1990 to fund in part the construction of the Company's current commissary, warehouse and office facility. There are no legal restrictions on the use of those compensating balance funds.

                               Skyline Chili, Inc.
                               -------------------
                                   FORM 10-QSB
                                  May 12, 1996

                           PART II. OTHER INFORMATION
                           --------------------------


Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------
         (a) The 1996 Annual Meeting of the Shareholders of Skyline Chili, Inc. (the "Meeting") was held on March 13, 1996. The holders of 3,055,795 shares of the Company's outstanding common stock (approximately 90%) were present at the Meeting in person or by proxy.

         (b) At such Meeting, the following seven individuals were duly nominated and properly elected as directors of the Company to serve until the 1997 Annual Meeting and until their successors are elected and qualified. The number of votes cast for and against each nominee for office are indicated below.



                                                     Votes For        Votes Against
                                                     ---------        -------------
                    Lambert N. Lambrinides           3,046,280            9,515
                    Christie N. Lambrinides          3,046,780            9,015
                    William N. Lambrinides           3,046,780            9,015
                    Lawrence R. Burtschy             3,047,430            8,365
                    David A Kohnen                   3,046,058            9,737
                    Joseph E. Madigan                3,047,280            8,515
                    Kevin R. McDonnell               3,046,880            8,915

         (c) At such Meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1996 was approved. The number of votes cast for, against and to abstain on the proposal and broker non-votes are indicated below.

                                                                  Broker
                   Votes For    Votes Against     Abstentions     Non-Votes
                   ------------------------------------------     ---------

                   3,046,103           4,210        5,482            0

Item 6             EXHIBITS AND REPORTS ON FORM 8-K
- ------
                   (a)     Exhibits filed with this Report

                           Exhibit 27  -  Financial Data Schedule

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



                 Skyline Chili, Inc.
                 -------------------
                         Registrant




                 by: /s/ Kevin R. McDonnell
                    ------------------------------------------------------
                    Kevin R. McDonnell
                    President and Chief Executive
                    Officer (Duly Authorized Officer)




                 by: /s/ Jeffry W. Shelton
                    ------------------------------------------------------
                    Jeffry W. Shelton, Vice President - Finance,
                    Chief Financial Officer and Treasurer
                    (Principal Financial and Principal Accounting Officer)





Date:   June 26, 1996