Form 10QSB
period 1996-08-04
SKYLINE CHILI INC
filed 1996-09-18
CIK 803497

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:     August 4, 1996
                                             --------------


                                      OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

         For the transition period from:_______________ to __________.


         Commission file number:    0-16368
                                    -------

                        Skyline Chili, Inc.
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Ohio                             31-0717287
- --------------------------------------------------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification
incorporation or organization)      No.)

4180 Thunderbird Lane, Fairfield, Ohio               45014
- --------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                           (513) 874-1188
- --------------------------------------------------------------------------------
                    (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           [X] YES                 [ ] NO

         There were 3,386,023 shares of the issuer's no par value common stock outstanding as of September 16, 1996.

         Transitional Small Business Disclosure Format (check one):

                           [ ] YES                 [X] NO

                               SKYLINE CHILI, INC.
                               -------------------
                                      INDEX
                                   Form 10-QSB
                                 August 4, 1996

                                                                        PAGE
                                                                        ----

PART I.    FINANCIAL INFORMATION

           Item 1.     Financial Statements

                       Consolidated Balance Sheets . . . . . . .          3

                       Consolidated Statements of Income . . . .          4

                       Consolidated Statements of Cash Flows . .          5

                       Notes to Condensed Consolidated
                       Financial Statements. . . . . . . . . . .          6

           Item 2.     Management's Discussion and
                       Analysis of Financial Condition
                       and Results of Operations . . . . . . . .          7


PART II.   OTHER INFORMATION

           Item 6.     Exhibits and Reports on
                       Form 8-K  . . . . . . . . . . . . . . . .          9


SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . .            10

Item 1                               SKYLINE CHILI, INC.
                                 CONSOLIDATED BALANCE SHEETS
                           AS OF AUGUST 4, 1996 & OCTOBER 29, 1995

                                                                         1996                              1995
                                                                    (UNAUDITED)                        (AUDITED)
                                                             --------------------------        --------------------------
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                                   $834,000                        $1,910,000
  ACCOUNTS RECEIVABLE                                                        1,296,000                         1,074,000
  INVENTORIES                                                                1,183,000                         1,224,000
  PREPAID EXPENSES                                                             114,000                           121,000
  DEFERRED INCOME TAXES                                                        206,000                           206,000
                                                             --------------------------        --------------------------

     TOTAL CURRENT ASSETS                                                    3,633,000                         4,535,000


PROPERTY AND EQUIPMENT, AT COST:
  LAND                                                                       1,920,000                         1,469,000
  BUILDINGS AND IMPROVEMENTS                                                12,642,000                        11,512,000
  EQUIPMENT AND FIXTURES                                                     8,416,000                         7,409,000
                                                             --------------------------        --------------------------

                                                                            22,978,000                        20,390,000

  LESS ACCUMULATED DEPRECIATION                                              7,830,000                         6,565,000
                                                             --------------------------        --------------------------

     NET PROPERTY AND EQUIPMENT                                             15,148,000                        13,825,000

INTANGIBLE ASSETS                                                              771,000                           755,000
  ACCUMULATED AMORTIZATION                                                     305,000                           254,000
                                                             --------------------------        --------------------------

                                                                               466,000                           501,000

OTHER ASSETS                                                                   128,000                           152,000

                                                             --------------------------        --------------------------

                                                                           $19,375,000                       $19,013,000
                                                             ==========================        ==========================

                                                                         1996                              1995
                                                                    (UNAUDITED)                        (AUDITED)
                                                             --------------------------        --------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                          $1,209,000                        $1,505,000
  INCOME TAXES                                                                 $79,000                           101,000
  ACCRUED LIABILITIES:
    SALARIES AND WAGES                                                         784,000                           664,000
    INTEREST                                                                    73,000                            65,000
    OTHER                                                                      501,000                           485,000
  LONG-TERM DEBT DUE WITHIN ONE YEAR                                           379,000                           360,000
                                                            ---------------------------        ---------------------------
     TOTAL CURRENT LIABILITIES                                               3,025,000                         3,180,000

DEFERRED INCOME TAXES                                                          469,000                           469,000
LONG-TERM DEBT DUE AFTER ONE YEAR                                            5,811,000                         6,100,000

SHAREHOLDERS' EQUITY:
   COMMON STOCK, NO PAR VALUE;
     5,400,000 SHARES AUTHORIZED;
     3,386,000 SHARES ISSUED AND
     OUTSTANDING (3,345,000 IN 1995)                                         5,367,000                         5,267,000
   ADDITIONAL PAID-IN CAPITAL                                                   19,000                            19,000
   RETAINED EARNINGS                                                         4,684,000                         3,978,000

                                                            --------------------------           ------------------------

      TOTAL SHAREHOLDERS' EQUITY                                            10,070,000                         9,264,000

                                                            --------------------------           ------------------------

                                                                           $19,375,000                       $19,013,000
                                                            ==========================           ========================

                                                      SEE ACCOMPANYING NOTES


                                                       SKYLINE CHILI, INC.
                                                CONSOLIDATED STATEMENTS OF INCOME
                                                           (UNAUDITED)
                                                                TWELVE WEEKS ENDED                       FORTY WEEKS ENDED
                                            --------------------------------------------- ----------------------------------------

                                                 August 4,              August 6,                  August 4,            August 6,
                                                    1996                 1995                       1996                 1995
                                            ------------------       --------------------  -----------------     ----------------
REVENUES:
  SALES:
    COMMISSARY                                      $2,613,000             $2,288,000             $8,816,000           $7,800,000
    RESTAURANT                                       3,716,000              3,359,000             11,484,000           10,605,000
  FRANCHISE FEES AND ROYALTIES                         348,000                289,000              1,009,000              937,000
                                            ------------------       ----------------      ------------------    -----------------

                                                     6,677,000              5,936,000             21,309,000           19,342,000
COSTS AND EXPENSES:

  COST OF SALES - COMMISSARY                         1,956,000              1,672,000              6,438,000            5,688,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS                 1,045,000                917,000              3,230,000            2,954,000
     PAYROLL COSTS                                   1,129,000              1,020,000              3,487,000            3,253,000
     OCCUPANCY AND OTHER EXPENSES                      799,000                738,000              2,504,000            2,429,000
  SELLING, GENERAL AND ADMINISTRATIVE                1,258,000              1,158,000              4,286,000            3,815,000
                                          --------------------       ----------------        ---------------     ----------------

                                                     6,187,000              5,505,000             19,945,000           18,139,000
                                          --------------------       ----------------        ---------------     ----------------

INCOME FROM OPERATIONS                                 490,000                431,000              1,364,000            1,203,000

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                       16,000                 25,000                 61,000               73,000
  INTEREST EXPENSE                                     (88,000)              (131,000)              (294,000)            (437,000)
  OTHER INCOME (EXPENSE)                                (1,000)                                       (5,000)              (6,000)
                                          --------------------      -----------------        ---------------     ----------------

                                                       (73,000)              (106,000)              (238,000)            (370,000)
                                          --------------------       ----------------        ---------------     ----------------

INCOME BEFORE INCOME TAXES                             417,000                325,000              1,126,000              833,000

PROVISION FOR INCOME TAXES                             155,000                116,000                420,000              299,000
                                          --------------------      -----------------       ----------------     ----------------

NET INCOME                                            $262,000               $209,000               $706,000             $534,000
                                          ====================      =================        ===============     ================


EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                                $0.08                  $0.06                  $0.20                $0.16
                                          ====================      =================        ===============     ================

WEIGHTED AVERAGE COMMON & COMMON
  EQUIVALENT SHARES                                  3,477,000              3,439,000              3,458,000            3,419,000
                                          ====================      =================        ===============     ================


                                                      SEE ACCOMPANYING NOTES


                                                        SKYLINE CHILI, INC.

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             UNAUDITED

                                                                               FORTY WEEKS ENDED
                                                  --------------------------------------------------------------------

                                                          August 4,                                 August 6,
                                                            1996                                      1995
                                                  --------------------------                --------------------------
OPERATING ACTIVITIES:

  NET INCOME                                                       $706,000                                  $534,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                               1,311,000                                 1,165,000
      DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE                                        (222,000)                                 (154,000)
        INVENTORIES                                                  41,000                                  (167,000)
        PREPAID EXPENSES                                              7,000                                    79,000
      INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                           (296,000)                                 (275,000)
        ACCRUED LIABILITIES                                         144,000                                  (577,000)
      OTHER - NET                                                    19,000
                                                  --------------------------                --------------------------


      NET CASH PROVIDED BY
         OPERATING ACTIVITIES                                     1,710,000                                   605,000

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                           (2,806,000)                               (1,149,000)
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT                                                   206,000
  ADDITIONS TO INTANGIBLE ASSETS                                    (16,000)                                  (18,000)
                                                  --------------------------                --------------------------

      NET CASH USED BY
         INVESTING ACTIVITIES                                   ($2,616,000)                              ($1,167,000)



                                                                              FORTY WEEKS ENDED
                                                   ------------------------------------------------------------------

                                                           August 4,                               August 6,
                                                             1996                                     1995
                                                   --------------------------               -------------------------
FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM DEBT                                        (270,000)                               (254,000)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                            100,000

                                                   --------------------------               -------------------------

      NET CASH USED BY
        FINANCING ACTIVITIES                                        (170,000)                               (254,000)



NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                (1,076,000)                               (816,000)


CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                              1,910,000                               2,709,000
                                                   --------------------------               -------------------------


CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                                     $834,000                              $1,893,000
                                                   ==========================               =========================



         CASH PAID FOR:
                INTEREST                                            $234,000                                $390,000
                INCOME TAXES                                        $527,000                                $222,000



                            SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the twelve and forty week periods ended August 4, 1996 are not necessarily indicative of the results that may be expected for the year ended October 27, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 29, 1995.

RECLASSIFICATIONS

Certain fiscal 1995 amounts have been reclassified to conform to the fiscal 1996 presentation.

                               SKYLINE CHILI, INC.

Item 2.

                     Management's Discussion and Analysis of
                     ---------------------------------------
                       Financial Condition and Results of
                       ----------------------------------
                                   Operations
                                   ----------

                              Results of Operations
                              ---------------------

Revenues
- --------

Total revenues for the third quarter ended August 4, 1996 of $6.7 million increased 13% over the same period last year. Total year-to-date revenues of $21.3 million increased 10% over the first three quarters of last year.

Commissary revenues for the fiscal 1996 third quarter and fiscal year-to-date periods were 14% and 13% over the same periods last year, respectively. Revenues from the sale of chili and related food products to the franchised Skyline Chili restaurants were 17% above the third quarter last year and 10% above the first three quarters of fiscal 1995. Shipments of the Company's frozen grocery products for the third quarter and year-to-date periods were 6% and 13% higher than the same periods last year, respectively. Additional price promotions were largely responsible for this year's increases in frozen grocery product shipments.

Same-store sales for Company-owned restaurants increased 4% and 5% for the third quarter and year-to-date periods compared to the same periods last year, respectively. The same-store increases, a full year-to-date period of sales from a location opened last year, the opening of two new locations and the relocation of two strip center sites to free-standing locations accounted for the 8% increase in year-to-date restaurant sales over the same period last year.

The Company franchised two new units in Cincinnati during the third quarter bringing the total number of franchised units to 56, an increase of four over the end of fiscal 1995. The Company opened one new unit during the third quarter and one earlier in the year bringing the total of Company-owned units to 33.

Franchise fees and royalties increased 20% for the third quarter and 7% for the first three quarters over the same periods last year. These increases reflect increased chili shipments to franchisees, which includes royalties as part of the selling price, and the initial franchise fees from the four new franchised locations opened this year compared to two new franchised units opened during the same period last year.

Cost of Sales - Commissary
- --------------------------

Cost of sales for the third quarter was 75% of the corresponding revenue figures compared to 73% for the same period last year principally due to unfavorable overhead absorption from lower production levels of the Company's frozen retail products. The year-to-date cost of sales rate was 73% of the corresponding revenue figures for fiscal 1996 and fiscal 1995.

Restaurant Operating Expenses
- -----------------------------

Cost of food and paper products for the third quarter and year-to-date periods were 28% of restaurant revenues compared to 27% and 28% for the third quarter and year-to-date periods of fiscal 1995, respectively. Higher cheese prices have caused fiscal 1996 food costs to increase. Labor costs of 30% for the third quarter and fiscal year-to-date periods were an improvement over the fiscal 1995 rate of 31%. This improvement is principally due to decreases in restaurant crew turnover. Occupancy and other expenses for the third quarter and fiscal year-to-date periods have increased over the same periods last year due to a full three quarters of operations for a unit opened last year and two new units opened this year.

General and Administrative Expenses
- -----------------------------------

General and administrative expenses for the third quarter and year-to-date periods increased 9% and 12% over the same periods last year, respectively. These increases were principally due to increased bonus levels, increased travel related to our Columbus, Ohio market and additional promotional spending.

Income from Operations
- -----------------------

Income from operations for the third quarter and year-to-date periods of fiscal 1996 were 14% and 13% higher than the same periods of fiscal 1995, respectively. This can be attributed to higher total revenues and lower beef prices.

Other Income (Expense)
- ----------------------

Interest expense for the third quarter and year-to-date periods was lower than the same periods last year because of lower debt levels resulting from scheduled principal payments and a reduction in the interest rate occurring late in fiscal 1995 on the Company's City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds.

                         Liquidity and Capital Resources
                         -------------------------------

Cash levels decreased from their fiscal 1995 year end levels by $1 million because of increased capital spending. Cash provided by operating activities for the first three quarters of fiscal 1996 was $1.7 million compared to $605,000 for the same period last year. Working capital as of August 4, 1996 of $608,000 was approximately $747,000 below the prior fiscal year end level due to the increased levels of capital spending.

During the first three quarters of fiscal year 1996, the Company spent $2 million to complete construction of four free-standing restaurant locations in Cincinnati and Columbus. Two of the locations are in new trade areas. The other two are relocations of existing strip-center locations in the Cincinnati market. During the third quarter, the Company spent approximately $24,000 towards construction of a new free-standing restaurant in a new trade area in Columbus. The Company spent approximately $771,000 in the first three quarters of fiscal 1996 on equipment replacements and ongoing maintenance. All of these activities were funded by existing cash and cash from operations. The Company intends to spend approximately $545,000 to complete the new Columbus location which is expected to begin operations around the end of fiscal 1996. The Company believes that cash provided by operations and its $4 million unsecured bank line of credit will be adequate to fund planned expansion and new equipment purchases.

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

                             SKYLINE CHILI, INC.
                                FORM 10-QSB
                                August 4, 1996

                         PART II.  OTHER INFORMATION


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

                            Skyline Chili, Inc.
                            ------------------
                                    Registrant

                            by: /s/ Kevin R. McDonnell
                               ------------------------------------------
                               Kevin R. McDonnell
                               President and Chief Executive
                               Officer (Duly Authorized Officer)

                            by: /s/ Jeffry W. Shelton
                               --------------------------------------------
                               Jeffry W. Shelton, Vice President - Finance,
                               Chief Financial Officer and Treasurer
                               (Principal Financial and Principal Accounting Officer)

Date:   September 18, 1996