Form 10KSB40
period 1996-10-27
SKYLINE CHILI INC
filed 1997-01-27
CIK 803497

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:  October 27, 1996
                                     ----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

         Commission file number:  001-12315
                                  ---------

                               Skyline Chili, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Ohio                                          31-0717287
--------------------------------------------------------------------------------
(State or other jurisdiction                     (I.R.S. Employer Identifica-
 of incorporation or organization                       tion No.)

4180 Thunderbird Lane, Fairfield, Ohio                    45014
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (513) 874-1188
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

 Title of each class                Name of exchange on which registered

         Common Stock,                          American Stock Exchange
         No Par Value

         Securities registered under Section 12(g) of the Exchange Act:

                                      None.

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year ended October 27, 1996 were $29,223,000.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 8, 1997 was $5,663,561 based on the average closing bid and asked prices of such stock on that date.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was calculated on the basis of the following assumptions:

Total shares of common stock outstanding
on January 8, 1997:                                                                    3,390,273
                                                                                      ----------
* Outstanding shares owned beneficially
by directors, nominees for director,
officers, and more than 5% shareholders:                                               2,465,610
                                                                                      ----------

Outstanding shares owned by persons other than directors, nominees for director, officers, or more than 5% shareholders
(assumed to be non-affiliates):                                                          924,663
                                                                                      ----------
Closing price on January 8, 1997:                                                     $    6.125
                                                                                      ----------

Market value of outstanding shares held by persons other than directors, nominees for director, officers, or more than
5% shareholders:                                                                      $5,663,561
                                                                                      ----------

* For purposes of this computation all directors, nominees for director, officers, and more than 5% shareholders are included, although not all are necessarily "affiliates."

         There were 3,390,273 shares of the registrant's no par value common stock outstanding as of January 8, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         (1) Portions of the Skyline Chili, Inc. Annual Report to Shareholders for its fiscal year ended October 27, 1996, are incorporated by reference into Parts I and II of this Form 10-KSB.

         (2) Portions of the Skyline Chili, Inc. Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on March 11, 1997, are incorporated by reference into Part III of this Form 10- KSB.

         Transitional Small Business Disclosure Format (check one):

                     Yes                No   X
                         -----             -----

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS
---------------------------------

GENERAL
-------

         Skyline Chili, Inc., and its wholly-owned subsidiaries (collectively the "Company") own, operate, develop and franchise "Skyline Chili" restaurants (the "Restaurants"). These quick- service Restaurants offer a limited, moderately priced menu featuring unique, high quality "Cincinnati-style" chili related food products for both dine-in and take-out consumption. The Company's commissary in Fairfield, Ohio produces the secret recipe chili which is sold to the Company's franchisees and is served in all Skyline Chili Restaurants.

         As of January 8, 1997, there were 95 Skyline Chili Restaurants in operation in 4 states, 34 owned and operated by the Company and 61 owned and operated by the Company's franchisees. The following table sets forth the number of Company-owned and franchised Skyline Chili Restaurants in operation on the last day of the Company's three preceding fiscal years:

                     October 27, 1996  October 29, 1995  October 30, 1994
                     ----------------  ----------------  ----------------

Company-Owned              33                 31                30

Franchised                 59                 52                50
                           --                 --                --

System Wide                92                 83                80

         In addition to its restaurant and franchising operations, the Company manufactures and sells frozen grocery and canned products under its "Skyline" trademark, which it distributes through retail outlets such as supermarkets and grocery store chains. The Company sells additional grocery products manufactured by third parties under its "Cincinnati Recipe" trademarks through the same retail outlets. The Company also licenses the use of its "Skyline" trademark on branded products, such as oyster crackers, which are manufactured and sold by third parties.

         The Company was incorporated in the State of Ohio in 1965, as the successor-in-interest to a family proprietorship. The predecessor proprietorship, and subsequently the Company, have been producing Skyline's secret recipe chili since 1949 and licensing the use of the Company's name, identifying marks and method of restaurant operation since 1958. In December of 1986, the Company sold 1,035,000 shares of its common stock in an initial public offering. The Company registered its common stock as a class under Section 12(g) of the Securities Exchange Act of 1934, effective January 9, 1988. The Company registered its common stock as a class under Section 12(b) of the Securities Exchange Act of 1934 and listed on the American Stock Exchange effective October 28, 1996. The Company's principal executive offices are located at 4180 Thunderbird Lane, Fairfield, Ohio, 45014, and its telephone number at that address is (513) 874-1188.

RESTAURANT MENU
---------------

         Skyline Chili Restaurants offer a uniform, limited menu specializing in "Cincinnati-style" chili related food products. The Company's franchisees are obligated to serve the food items contained on the Company-approved menu and are prohibited from serving any other food items in their Restaurants without the Company's consent. Two principal menu items are featured - various chili-spaghetti dishes (chili served on spaghetti with a choice of cheese, beans and onions as additional toppings) and "coney islands" (wieners on a bun with a choice of chili, cheese, and onions as additional toppings). Also, all Company-owned and some franchised Restaurants serve additional menu items such as Greek salads and burritos. The Company believes that these additional menu items are of high quality, are familiar to a majority of the customers, and are compatible with the principal menu items. Other items are also served, including chili in a bowl, oyster crackers, black beans and rice, and simple desserts. Beverages include soft drinks, coffee, tea and milk. Alcoholic beverages are not generally served. This limited menu allows quick-service and simplified operational procedures.

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

COMPANY-OWNED RESTAURANTS
-------------------------

         As of January 8, 1997, the Company owned and operated 34 Skyline Chili Restaurants. The following table summarizes the number and location of these Company-owned Restaurants:

                                                  NUMBER OF
CITY AND STATE                             COMPANY-OWNED RESTAURANTS
--------------                             -------------------------

Greater Cincinnati, Ohio (Standard
Metropolitan Statistical Area) - includes
portions of Northern Kentucky and
Southeastern Indiana                               17

Cleveland, Ohio                                     2

Columbus, Ohio                                      8

Dayton, Ohio                                        4

Indianapolis, Indiana                               3
                                                   --

                           Total                   34

         While there are still opportunities for new Restaurant locations in the greater Cincinnati area, the Company intends to concentrate its new unit growth in the four other markets listed in the preceding table. The Company is currently focusing its Restaurant growth in the Columbus market. During fiscal 1996, the Company opened one free-standing prototype location in Hilliard (west of Columbus). To date during fiscal 1997, the Company has opened one free-standing prototype location in Gahanna (east of Columbus). The Company has developed and is refining a new prototype Restaurant building for use in this market, featuring full table and drive-through service and unique design elements, to differentiate itself from other quick service restaurants. An expanded menu, including gyro sandwiches and baked potatoes with various toppings, is utilized in the Columbus market to increase consumer trial. These changes, combined with increased advertising expenditures, are all parts of the Company's overall growth strategy in the Columbus market. To date, the Company has experienced losses in this market because of high marketing expenditures targeted at increasing consumer awareness. Although revenues have been increasing, they are still below the levels experienced in the Cincinnati market. The Company expects Columbus revenues to continue to improve and the market to become profitable as the Company expands its physical presence by adding new locations. During fiscal 1997, the Company expects to open two additional units in Columbus. The Company is also looking for other locations in this market.

         The Company opened two Restaurants during fiscal 1996. Of the 33 Company-owned Restaurants in operation at the end of fiscal 1996, 12 were purchased at various times from Company franchisees. The Company may acquire additional franchise locations in the future. The Company did not close any Company-owned Restaurants during fiscal 1996. The Company could close underperforming Company-owned Restaurants in the future.

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from its Restaurant operations during its last three fiscal years:

                                                       % OF TOTAL
FISCAL YEAR                  REVENUES                   REVENUES
-----------                  --------                   --------

Fiscal Year Ended           $15,471,000                   53%
 October 27, 1996

Fiscal Year Ended
  October 29, 1995          $14,231,000                   55%

Fiscal Year Ended
  October 30, 1994          $12,507,000                   51%

         The Company's Corporate Vice President - Restaurant Operations, with the assistance of a Director of Restaurant Operations and five District Managers, has primary responsibility over the Company's Restaurant operations. The Company has developed and utilizes a comprehensive restaurant operations control system. Each Company-owned Restaurant is staffed by a Manager, one or more Assistant Managers, and an average of eighteen additional employees. Restaurant Managers monitor food and labor costs, inventory items, and sales volumes on a daily basis, and are responsible for providing quality food and service levels in a clean environment.

RESTAURANT FACILITIES AND OPERATIONS
------------------------------------

         Historically, the Company has had a mixture of free-standing and store-front locations. Because non-Cincinnati market Restaurants have tended to have lower volumes on average compared to Cincinnati Restaurants, the Company has historically located its non-Cincinnati Restaurants in store-front locations because they are less costly than free-standing Restaurants. Based upon its more recent experience and marketing studies, the Company now believes that free-standing units with drive-through service increase the visibility of the Restaurants and should increase market awareness and consumer trial. The Company has developed a prototype free-standing unit, featuring full table and drive-through service and unique design elements, which will be emphasized in new markets to increase physical presence and consumer awareness.

         Store front units occupy regular retail space and provide their own seating. Store front units generally range in size from 1,200 to 5,800 square feet and have initial development costs, including equipment, ranging from $60,000 to $525,000. The Company's current free-standing units range in size from 1,800 to 3,000 square feet. Initial development costs for a free-standing unit, including equipment, can range from $165,000 to $1,000,000 depending on size, location and whether the land and/or Restaurant building is leased or owned. Competition for affordable real estate sites is generally intense and can increase the cost of development. There are currently 27 free-standing Restaurant units in the Greater Cincinnati area and 10 in other market areas. The remaining Restaurants are in store front locations.

         The Company believes that Skyline Chili Restaurants offer a unique dining experience. The Restaurants offer carry-out and dine-in service, with an average time from order placement to serving of three to five minutes. The Restaurants are generally open seven days a week, for both lunch and dinner. The Company requires certain common features in the Restaurants, which it feels help provide the unique Skyline dining experience. The Greater Cincinnati area Restaurants generally feature full table service. Some Restaurant facilities in non-Cincinnati market areas feature counter service only. All food is prepared in full view of customers at a central station. The Company's Restaurant employees wear a standardized uniform. The Company has the right to review and approve its franchisees' Restaurant plans and specifications to assure conformity with the Skyline System.

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

FRANCHISE OPERATIONS
--------------------

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

         The specific terms and conditions of each Area Franchise Agreement, such as the development schedule and area development fee, are the subject of negotiation between the Company and the franchisee, after review of the relevant factors in the market area. At the time of signing an Area Franchise Agreement, the franchisee pays an area development fee, usually $3,000 per Restaurant to be developed in the Franchise Area. The franchisee then also pays to the Company the standard individual Restaurant initial franchise fee and the continuing monthly license fees under each Individual Restaurant Franchise Agreement executed. Although there is not a requirement that the Company do so, the Company generally credits a portion of the area development fee against the individual Restaurant initial franchise fee, on a per Restaurant basis. The Company is currently party to one Area Franchise Agreement in the Indianapolis area. This Area Agreement is for three units, two of which will be non-traditional locations. During fiscal 1996, the first of these three units began operations. The second unit, which was the first non-traditional unit and is located in a combination service station/conveniences store, opened early in fiscal 1997. The third unit is expected to begin operations in mid-1997.

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from initial franchise fees, area development fees, and continuing monthly license fees, during its last three fiscal years:

                                                     % OF TOTAL
FISCAL YEAR                  REVENUES                 REVENUES
-----------                  --------                ----------
Fiscal Year Ended           $1,411,000                   5%
 October 27, 1996

Fiscal Year Ended
  October 29, 1995          $1,210,000                   5%

Fiscal Year Ended
  October 30, 1994          $1,172,000                   5%

         As of January 8, 1997, there were 61 franchised Skyline Chili Restaurants operating in the States of Ohio, Kentucky, Indiana, and Florida. The following table summarizes the number and location of the Company's franchised
Restaurants:

                                           NUMBER OF
STATE                                FRANCHISED RESTAURANTS
-----                                ----------------------

Greater Cincinnati Area (Standard
Metropolitan Statistical Area) -
includes portions of Northern
Kentucky and Southeastern Indiana            47

Other Ohio Areas                              4

Other Kentucky Areas                          3

Other Indiana Areas                           2

Florida                                       5
                                             --

         TOTAL                               61

         Seven additional franchised Restaurants opened during the Company's 1996 fiscal year. The Company has adopted a policy relating to the granting of new franchises, which limits such grants to applicants who have substantial restaurant development and operations experience and financial resources. This policy will limit the development of additional franchised Restaurants by new franchisees. During fiscal 1997, any additional expansion of franchised Restaurant locations will be most likely the result of existing franchisees developing additional Restaurants within their existing or new Franchise Areas.

         The Company may terminate an Individual Restaurant Franchise Agreement for several reasons, including default in the payment of license or advertising fees to the Company, failure to maintain specified standards, and cessation of business. During the Company's 1996 fiscal year, no franchised Restaurant locations closed.

MANUFACTURE, SALE AND DISTRIBUTION OF SECRET RECIPE CHILI
---------------------------------------------------------

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

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from commissary sales of the Company's chili and related food products to its franchisees during its last three fiscal years:

                                                        % OF TOTAL
FISCAL YEAR                    REVENUES                  REVENUES
-----------                    --------                 ----------
Fiscal Year Ended             $6,186,000                    21%
 October 27, 1996

Fiscal Year Ended
  October 29, 1995            $5,432,000                    21%

Fiscal Year Ended
  October 30, 1994            $5,682,000                    23%

         The Company has an established distribution system for its products, involving delivery with its own trucks within the Greater Cincinnati area, and a third-party food distributor for non-Cincinnati locations.

GROCERY PRODUCTS
----------------

         The Company has been manufacturing and selling its frozen grocery products to wholesale and retail outlets since 1965. During fiscal 1996, the Company developed a new canned version of its original secret recipe chili. Initial sales of the new canned products occurred late in fiscal 1996. A third party performs the canning process for these products. Management believes that the grocery products market offers a major opportunity for the Company to increase revenues and profitability. During fiscal 1997, the Company will continue to concentrate its marketing efforts and expenditures in certain current markets where the majority of the grocery divisions' revenues are generated.

         The Company sells nine varieties of frozen grocery products and two varieties of the new canned grocery products - two sizes of frozen chili, frozen chili and spaghetti, and canned chili, and one size of frozen chili with beans, frozen chili burrito with beans, frozen chili burrito with beans and cheese, frozen chili with pasta spirals, and frozen chili with wieners and pasta shells. The frozen grocery products are manufactured, packaged and frozen at the Company's commissary, while the canned products are manufactured at the Company's commissary and canned by a third party. These products are sold under the "Skyline Chili" trademark and the packaging is designed to educate the consumer by identifying the product as a "Cincinnati-style" chili, by providing instructions on how to prepare and serve the product, and by briefly describing the Company's heritage and its commitment to quality.

         During fiscal 1996, the Company began a program to license its "Skyline" trademark to third-party manufacturers for use on branded products. The first product to be developed under this program was boxed oyster crackers. This product is manufactured and sold by a third party in the same venues as the other grocery products manufactured by the Company's commissary. The Company is paid a percentage of the revenues from the sale of this product as a royalty for the use of its trademark.

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

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from the sale of grocery products during its last three fiscal years:

                                                     % OF TOTAL
FISCAL YEAR                  REVENUES                 REVENUES
-----------                  --------                ----------
Fiscal Year Ended
 October 27, 1996           $6,155,000                  21%

Fiscal Year Ended
  October 29, 1995          $4,899,000                  19%

Fiscal Year Ended
  October 30, 1994          $5,135,000                  21%

         The Company's Vice President - Grocery Sales assisted by one Regional Sales Manager is primarily responsible for the promotion, distribution, and expansion of the Company's grocery products line. Outside of the Greater Cincinnati area, the Company distributes the grocery products through food brokers, who solicit and place orders for the products with supermarkets and grocery store chains, at prices set by the Company. All of the Company's food brokerage arrangements are oral, at-will agreements, which may be terminated by either party at any time. This allows the Company to constantly reevaluate its food brokerage arrangements.

         The Company has appointed food brokers and is currently distributing its grocery products in the following geographic areas: Cincinnati, Dayton, Columbus, Cleveland and Toledo, Ohio; Indianapolis, Ft. Wayne and Evansville, Indiana; Louisville and Lexington, Kentucky; Atlanta, Georgia; Grand Rapids, Michigan; Huntington, West Virginia; Nashville, Tennessee; Dallas and Houston, Texas; and Tampa and Jacksonville, Florida. The Company does not anticipate expanding distribution into any other major markets during its 1997 fiscal year.

DEVELOPMENT OF COMMISSARY AND OFFICE FACILITIES -- INDUSTRIAL DEVELOPMENT
-------------------------------------------------------------------------
REVENUE BOND FINANCING
----------------------

         The Company entered into a Loan Agreement with the City of Fairfield, Ohio dated August 1, 1990 (the "Loan Agreement"), pursuant to which the City of Fairfield issued $8,250,000.00 of Adjustable Rate Demand Industrial Development Revenue Bonds (the "Bonds"). Pursuant to the provisions of the Loan Agreement and a Trust Indenture dated August 1, 1990 (the "Trust Indenture"), the Bond proceeds were loaned to and used by the Company to acquire, construct and equip its commissary and office facility located in Fairfield, Butler County, Ohio (the "Plant"). The Plant was completed in November 1991 and includes manufacturing facilities for the manufacture and packaging of chili and other food and food related products, and storage, distribution and office facilities.

         The Bonds have an 18 year maturity date, but are subject to mandatory sinking fund redemption on an annual basis. Interest on the Bonds is payable semiannually on March 1 and September 1. The Bonds bear interest at the rate of 5.0% per annum through August 31, 2000. Thereafter, the interest rate for each succeeding five (5) year period will be adjusted pursuant to the provisions of the Trust Indenture. In addition, the Company may, under certain circumstances, convert the interest rate mode from a 5 year rate to a 6 month, 1 year or 10 year rate. The interest on the Bonds is generally exempt from federal and Ohio income taxes. The Company, the City of Fairfield and the Trustee entered into a Tax Regulatory Agreement dated August 1, 1990, which contains certain covenants relating to the use of the Bond proceeds and the Plant, and which is intended to protect the tax exempt status of the interest on the Bonds. In addition to the mandatory sinking fund redemption, the Bonds are also subject to certain optional and mandatory redemptions and tenders.

         The City of Fairfield's loan of the Bond proceeds to the Company is also evidenced by a promissory note (the "Note"). Pursuant to the Loan Agreement and the Note, the Company is obligated to pay quarterly debt service payments to the Trustee for the Bondholders. The Company must make quarterly principal payments on the 20th day of each February, May, August, and November, in an amount equal to one-quarter of the principal of the Bonds due on the first day of the next following September, by reason of the mandatory sinking fund redemption requirements or maturity. The Company must make quarterly interest payments on the 20th day of each February, May, August and November, in an amount equal to one-half of the interest payable on the Bonds on the next following interest payment date. In addition, the Note is subject to optional and mandatory prepayment upon the same terms and conditions, on the same dates, and at the same prepayment prices, as the Bonds are subject to optional and mandatory redemption. The Company has made certain representations, warranties and covenants in the Loan Agreement relating to the Plant and the operation of its business, including covenants that the Company: (a) will not take or permit any action which would adversely affect the exemption from federal income taxation of the interest on the Bonds; (b) will not dispose of or transfer all or substantially all of its assets without the prior written consent of the Letter of Credit Bank; and (c) will indemnify the City of Fairfield and the Trustee for any claims relating to the use of the Plant or to the Company's breach or default under the Loan Agreement and other Bond documents.

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

         The Company has made certain representations, warranties and covenants in the Reimbursement Agreement relating to its current and future financial condition, the Plant, and the operation of its business, including covenants that the Company:(a) will not declare or pay any dividends or distributions on its capital stock, or redeem or repurchase any shares of its capital stock, until its ratio of debt to tangible net worth is less than 1.25:1; and (b) will limit its capital expenditures to certain amounts, depending on its ratio of debt to tangible net worth. In order to secure the Company's obligations to the Bank under the Reimbursement Agreement, the Company has granted the Bank a Mortgage on the real estate and fixtures, and a security interest in all of the Company's accounts, equipment, inventory, intangibles, and other personal property located at the Plant site in Fairfield, Ohio.

ADDITIONAL BANK FINANCING
-------------------------

         The Company has a $4,000,000 unsecured line of credit with The Fifth Third Bank that extends through July 9, 1997.

OPERATIONS AND CONTROLS
-----------------------

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

ADVERTISING AND MARKETING
-------------------------

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

COMPETITION
-----------

         In their Restaurant operations, the Company and its franchisees compete for locations, employees and customers against a large number of national and regional restaurant chains, both franchised and independent, and locally-owned restaurants offering competitively priced foods. Many of the Company's significant competitors in operating quick-service restaurants have more outlets, more established products, greater name recognition, and greater financial, marketing and personnel resources than the Company and its franchisees, and have responded to industry competition with well-financed advertising campaigns, aggressive discounting promotions, new products, new methods of distribution, and creative restaurant facilities approaches. The Company believes that its development history and experience, the unique nature and high quality of its products, the Restaurants' emphasis on quick service and cleanliness, competitive pricing, its marketing approach, and its Restaurant support systems, will enable the Company to compete in this environment. In addition, with respect to the operation of "Cincinnati-style" chili restaurants in the Greater Cincinnati area, the Company believes that it has a significant advantage in terms of both established products and name recognition.

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

SUPPLIERS
---------

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

GOVERNMENT REGULATION
---------------------

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

SEASONALITY
-----------

         In general, the Company's Restaurant sales are higher in the summer months, and the Company's grocery products sales are higher in the fall and winter months. Because of this sales mix, the Company does not believe that its overall sales are seasonal to any significant degree.

COPYRIGHTS, TRADE SECRETS, TRADEMARKS AND SERVICEMARKS
------------------------------------------------------

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

EMPLOYEES
---------

         As of October 27, 1996, the Company had approximately 150 full-time and 550 part-time employees.

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

         (2) The Company also owns the following additional properties acquired prior to fiscal 1996:

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

                  (c) One parcel located in Columbus, Ohio, consisting of land (approximately 1.0 acre) with a building. This property is being used for the operation of a free-standing Restaurant.

                  (d) One parcel consisting of land (approximately 1.0 acre) with a building. This property, located in the Greater Cincinnati area, is being used for the operation of a free-standing Restaurant.

         (3) During fiscal 1996, the Company sold two parcels of land (approximately 1 acre each) in Cincinnati. One parcel was sold to a third party. The other parcel was sold to a franchisee to develop as a franchised Restaurant. This franchised Restaurant began operations in fiscal 1996.

         The Company currently operates 26 Skyline Chili Restaurants located in leased facilities, and operates 4 additional Restaurants on leased ground. The majority of the Company's leased Restaurants are store front facilities located in shopping centers or shopping plazas. The annual base rent on the Company's leased facilities ranges from $16,000 to $94,000 per year. The leases generally require the Company to pay taxes and insurance, and certain of the leases require the payment of additional percentage rents (ranging from 5% to 10% of gross sales) if annual gross sales at the location exceed certain minimums. The Company did not pay any material additional percentage rentals in fiscal 1996, 1995 or 1994. Most of the leases contain renewal options ranging from 3 to 15 years. Note 4 of the Notes to Consolidated Financial Statements included on Page 16 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM  3.  LEGAL PROCEEDINGS
---------------------------

         There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

         There were no matters submitted to a vote of the Company's shareholders during the last quarter of its 1996 fiscal year.

                                     PART II

ITEM  5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
----------------------------------------------------------
          MATTERS
          -------

         The information set forth under the caption "Price Range of Common Stock" on Page 4 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

         The Company did not sell any equity securities during fiscal 1996 that were not registered under the Securities Act of 1933.

ITEM  6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------------------------------------------------------------------

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on Pages 6 through 7 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

ITEM  7.  FINANCIAL STATEMENTS
------------------------------

         The Company's consolidated financial statements together with the Report of Independent Auditors thereon included on Pages 8 through 18 of the Company's 1996 Annual Report to Shareholders are incorporated herein by reference.

ITEM  8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

         None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
----------------------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
         -------------------------------------------------

         The information relating to directors and executive officers of the Company set forth under the caption "Election of Directors - Nominees For Election as Directors" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 11, 1997, is incorporated herein by reference. The information relating to the Company's directors, officers, and more than 10% shareholders' compliance with Section 16(a) of the Exchange Act with respect to its 1996 fiscal year set forth under the caption "Election of Directors - Beneficial Ownership Reporting Compliance" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 11, 1997, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

         The information set forth under the caption "Executive Compensation" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 11, 1997, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

         The information set forth under the caption "Beneficial Ownership of Common Stock" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 11, 1997, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

         The information set forth under the caption "Related Party Transactions" of the Proxy Statement for the Company's Annual Meeting of Shareholders to be held on March 11, 1997, is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

         (a) The following documents are filed as a part of this Report or incorporated herein by reference:

                  (1)  Financial Statements:
                       --------------------

                  The following consolidated financial statements of the Company included in its 1996 Annual Report to Shareholders, together with the Report of Independent Auditors thereon, are incorporated by reference in Part II, Item 7 of this Report:

                                                   LOCATION IN 1996
FINANCIAL STATEMENT                                ANNUAL REPORT
-------------------                                -------------

Report of Independent Auditors                     Page 8

Consolidated Statements of
Income - Fiscal years ended
October 27, 1996, October 29, 1995,
and October 30, 1994                               Page 9

Consolidated Balance Sheets -
October 27, 1996 and October 29, 1995              Pages 10 and 11

Consolidated Statements of Cash
Flows - Fiscal years ended
October 27, 1996, October 29, 1995,
and October 30, 1994                               Page 12

Consolidated Statements of
Shareholders' Equity - Fiscal years
ended October 27, 1996, October 29, 1995,
and October 30, 1994                               Page 13

Notes to Consolidated Financial
Statements                                         Pages 14 through 18

                  (2)  Exhibits:
                       --------

                  The following Exhibits are filed with this Report or are incorporated herein by reference, as indicated in the footnotes:

EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
--------------                      ----------------------

         2                          None

         3.1                        Amended Articles of Incorporation (8)

         3.2                        Shareholders Code of Regulations (9)

         4.1                        $4,000,000 Revolving Note signed by Skyline
                                    Chili, Inc. as Maker and payable to The Fifth
                                    Third Bank (Renewed and now due July 9, 1997)
                                    (12)

         4.2                        Loan Agreement dated August 1, 1990 between
                                    Skyline Chili, Inc. and the City of Fairfield,
                                    Ohio (4)

         4.3                        Specimen Form of Promissory Note from Skyline
                                    Chili, Inc. to The Fifth Third Bank, Trustee (4)

         4.4                        Tax Regulatory Agreement dated August 1, 1990
                                    between Skyline Chili, Inc., the City of
                                    Fairfield, Ohio and The Fifth Third Bank, Trustee
                                    (4)

         4.5                        Reimbursement Agreement dated August 1, 1990
                                    between Skyline Chili, Inc. and The Fifth Third
                                    Bank (4)

         4.6                        First Amendment to Reimbursement Agreement dated
                                    January 11, 1991, between Skyline Chili, Inc. and
                                    The Fifth Third Bank (5)

         4.7                        Second Amendment to Reimbursement Agreement dated
                                    September 18, 1995 between Skyline Chili, Inc.
                                    and The Fifth Third Bank (14)

         4.8                        Trust Indenture dated August 1, 1990 between the
                                    City of Fairfield, Ohio and The Fifth Third Bank,
                                    Trustee (4)

         9                          None

         10.1                       Current Standard Individual Restaurant
                                    Franchise Agreement (7)

   (Cont'd)

EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
--------------                      ----------------------

    10.2                            Old version of Individual Restaurant
                                    Franchise Agreement (2)

    10.3                            Current Standard Area Franchise Agreement (7)

    10.4                            Skyline Chili Restaurant Development Option
                                    Agreement dated July 30, 1991 between Skyline
                                    Chili, Inc. and Joseph N. Lambrinides (6)

   *10.5                            1986 Stock Option Plan, as amended (3)

   *10.6                            Standard version Individual Stock Option
                                    Agreement under 1986 Stock Option Plan, with
                                    Change-in-Control provision (14)

   *10.7 1990 Stock Option and Stock Incentive Plan, as amended (10)

   *10.8                            Standard version Individual Stock Option
                                    Agreement under 1990 Stock Option and Stock
                                    Incentive Plan, with Change-in-Control provision
                                    (14)

    10.9                            ARA Virginia Skyline Company Service Mark
                                    Contract (2)

    10.10                           Advertising Trust dated March 10, 1986 (2)

    10.11                           $200,000 Revolving Note signed by Advertising
                                    Trust as Maker and payable to the Fifth Third
                                    Bank (Renewed, now due August 17, 1997)(12)

    10.12                           Company's Guaranty of Advertising Trust's
                                    Line of Credit (12)

   *10.13                           Written Description of Outside Directors Fee Plan
                                    (14)

   *10.14                           Non-Qualified Deferred Compensation Plan (12)

   *10.15                           Consulting Agreement with Lambert N. Lambrinides
                                    dated August 31, 1994 (11)

   *10.16                           Consulting Agreement with Christie N. Lambrinides
                                    dated August 31, 1994 (11)

   *10.17                           Consulting Agreement with William N. Lambrinides
                                    dated August 31, 1994 (11)

   (Cont'd)

EXHIBIT NUMBER                      DESCRIPTION OF EXHIBIT
--------------                      ----------------------

   *10.18                           First Addendum dated October 31, 1996 to
                                    Consulting Agreement with Lambert N. Lambrinides
                                    (1)

   *10.19                           First Addendum dated October 31, 1996 to
                                    Consulting Agreement with Christie N. Lambrinides
                                    (1)

   *10.20                           First Addendum dated October 31, 1996 to
                                    Consulting Agreement with William N. Lambrinides
                                    (1)

    10.21                           Agreement and Plan of Merger with LCW Skyline Co.
                                    dated September 20, 1994 (11)

   *10.22                           Employment Agreement dated June 27, 1995 between
                                    the Company and Kevin R. McDonnell, President and
                                    CEO (13)

   *10.23                           Employment Agreement dated June 27, 1995 between
                                    the Company and Thomas L. Allen, Corporate Vice
                                    President - Marketing (13)

   *10.24                           Employment Agreement dated June 27, 1995 between
                                    the Company and Victor L. Peeples, Corporate Vice
                                    President - Restaurant Operations (13)

   *10.25                           Written description of Long-Term Incentive
                                    Compensation Plan (14)

    11                              None

    13                              Portions of the 1996 Annual Report to
                                    Shareholders, which are incorporated by reference
                                    in this Report (1)

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

---------------------

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

         (5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 17, 1991, and incorporated herein by reference.

         (6) Filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended October 27, 1991, and incorporated herein by reference.

         (7) Filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended October 25, 1992, and incorporated herein by reference.

         (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 1, 1993, and incorporated herein by reference.

         (9) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 31, 1993, and incorporated herein by reference.

         (10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended February 20, 1994, and incorporated herein by reference.

         (11) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 7, 1994, and incorporated herein by reference.

         (12) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 30, 1994, and incorporated herein by reference.

         (13) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended August 6, 1995, and incorporated herein by reference.

         (14) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 29, 1995, and incorporated herein by reference.

                  (b)  Reports on Form 8-K
                       -------------------

                  None.

                        ANNUAL REPORT AND PROXY STATEMENT
                        ---------------------------------

         With the exception of the matters specifically incorporated herein by reference to the Company's 1996 Annual Report to Shareholders or to the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on March 11, 1997, no other portions of such 1996 Annual Report to Shareholders or Proxy Statement are deemed to be filed as part of this Annual Report on Form 10-KSB.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SKYLINE CHILI, INC., Registrant

                                         By: /s/ Kevin R. McDonnell
                                             ------------------------------
                                             Kevin R. McDonnell, President

                                         Date: January 14, 1997
                                         ----------------------

         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Kevin R. McDonnell                              President, Chief Executive                             January 14, 1997
----------------------                              Officer and Director
Kevin R. McDonnell                                  (Principal Executive
                                                    Officer)

/s/ Jeffry W. Shelton                               Corporate Vice President -                             January 14, 1997
---------------------                               Finance, Chief Financial
Jeffry W. Shelton                                   Officer and Treasurer
                                                    (Principal Financial
                                                    Officer)


/s/ Lambert N. Lambrinides                          Chairman of the Board and                              January 14, 1997
--------------------------                          Director
Lambert N. Lambrinides

/s/ William N. Lambrinides                          Director                                               January 14, 1997
--------------------------
William N. Lambrinides

/s/ Christie N. Lambrinides                         Director                                               January 14, 1997
---------------------------
Christie N. Lambrinides

/s/ Lawrence R. Burtschy                            Director                                               January 14, 1997
------------------------
Lawrence R. Burtschy

/s/ Joseph E. Madigan                               Director                                               January 14, 1997
---------------------
Joseph E. Madigan

/s/ David A. Kohnen                                 Director                                               January 17, 1997
-------------------
David A. Kohnen