Form 10-Q
period 1997-02-16
SKYLINE CHILI INC
filed 1997-04-02
CIK 803497

                                   FORM 10-Q
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:             February 16, 1997
                                                    -----------------
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        For the transition period from:             to              .
                                       -------------  --------------

        Commission file number:            001-12315
                                           ---------

                              Skyline Chili, Inc.
             (Exact name of registrant as specified in its charter)

            Ohio                                                31-0717287
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                  4180 Thunderbird Lane, Fairfield, Ohio 45014
              (Address of principal executive offices) (Zip Code)

                                 (513) 874-1188
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                [X] YES                                   [ ] NO

         There were 3,391,773 shares of the issuer's no par value common stock outstanding as of March 31, 1997.

                              SKYLINE CHILI, INC.
                                     INDEX
                                   Form 10-Q
                               February 16, 1997

                                                                                                               PAGE
                                                                                                               ----
PART I.           FINANCIAL INFORMATION

                  Item 1.    Financial Statements

                             Consolidated Balance Sheets..................................................        3

                             Consolidated Statements of Income............................................        4

                             Consolidated Statements of Cash Flows........................................        5

                             Notes to Condensed Consolidated Financial Statements.........................        6

                  Item 2.    Management's Discussion and Analysis of
                             Financial Condition and Results of Operations................................        7

PART II.          OTHER INFORMATION

                  Item 6.    Exhibits and Reports on Form 8-K.............................................        9

SIGNATURES................................................................................................       10

ITEM 1

                              SKYLINE CHILI, INC.
                          CONSOLIDATED BALANCE SHEETS
                   AS OF FEBRUARY 16, 1997 & OCTOBER 27, 1996

                                                   1997             1996
                                               (UNAUDITED)        (AUDITED)
                                              ---------------   --------------
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                       $1,279,000       $1,140,000
  ACCOUNTS RECEIVABLE                              1,233,000        1,692,000
  INVENTORIES                                      1,913,000        1,804,000
  PREPAID EXPENSES                                   119,000          129,000
  DEFERRED INCOME TAXES                              253,000          253,000
                                              ---------------   --------------

     TOTAL CURRENT ASSETS                          4,797,000        5,018,000


PROPERTY AND EQUIPMENT, AT COST:
  LAND                                             1,046,000        1,046,000
  BUILDINGS AND IMPROVEMENTS                      13,920,000       13,859,000
  EQUIPMENT AND FIXTURES                           8,844,000        8,702,000

                                              ---------------   --------------

                                                  23,810,000       23,607,000

  LESS ACCUMULATED DEPRECIATION                    8,665,000        8,067,000
                                              ---------------   --------------

     NET PROPERTY AND EQUIPMENT                   15,145,000       15,540,000

INTANGIBLE ASSETS - NET                              439,000          455,000


OTHER ASSETS                                         149,000          149,000


                                              ---------------   --------------

                                                 $20,530,000      $21,162,000
                                              ===============   ==============

                                                   1997             1996
                                               (UNAUDITED)        (AUDITED)
                                              ---------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                $1,345,000       $1,787,000
  INCOME TAXES                                       111,000          146,000
  ACCRUED LIABILITIES:
    SALARIES AND WAGES                               641,000        1,020,000
    INTEREST                                          73,000           53,000
    OTHER                                            489,000          458,000
  LONG-TERM DEBT DUE WITHIN ONE YEAR                 391,000          385,000
                                                 ------------    -------------

     TOTAL CURRENT LIABILITIES                     3,050,000        3,849,000


DEFERRED INCOME TAXES                                689,000          689,000
DEFERRED COMPENSATION                                117,000          117,000
LONG-TERM DEBT DUE AFTER ONE YEAR                  5,613,000        5,715,000


SHAREHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE;
    5,400,000 SHARES AUTHORIZED;
    3,392,000 SHARES ISSUED AND OUTSTANDING
    (3,389,000 IN 1996;  3,345,000 IN 1995)        5,389,000        5,380,000
  ADDITIONAL PAID-IN CAPITAL                          19,000           19,000
  RETAINED EARNINGS                                5,653,000        5,393,000

                                                 ------------    -------------

     TOTAL SHAREHOLDERS' EQUITY                   11,061,000       10,792,000

                                                 ------------    -------------

                                                 $20,530,000      $21,162,000
                                                 ============    =============

                             SEE ACCOMPANYING NOTES

                              SKYLINE CHILI, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                SIXTEEN WEEKS ENDED
                                          -------------------------------
                                           February 16,    February 18,
                                               1997            1996
                                          ---------------  --------------
REVENUES:
  SALES:
    COMMISSARY                                $4,161,000      $3,571,000
    RESTAURANT                                 5,133,000       4,266,000
  FRANCHISE FEES AND ROYALTIES                   443,000         373,000
                                          ---------------  --------------
                                               9,737,000       8,210,000

COSTS AND EXPENSES:
  COST OF SALES - COMMISSARY                   2,861,000       2,641,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS           1,405,000       1,209,000
     PAYROLL COSTS                             1,588,000       1,293,000
     OCCUPANCY AND OTHER EXPENSES              1,135,000         958,000
  SELLING, GENERAL AND ADMINISTRATIVE          2,112,000       1,599,000
                                          ---------------  --------------
                                               9,101,000       7,700,000
                                          ---------------  --------------

INCOME FROM OPERATIONS                           636,000         510,000

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                 14,000          29,000
  INTEREST EXPENSE                              (111,000)       (117,000)
  OTHER INCOME (EXPENSE)                                          (4,000)
                                          ---------------  --------------
                                                 (97,000)        (92,000)
                                          ---------------  --------------

INCOME BEFORE INCOME TAXES                       539,000         418,000

PROVISION FOR INCOME TAXES                       210,000         156,000
                                          ---------------  --------------

NET INCOME                                      $329,000        $262,000
                                          ===============  ==============


EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                          $0.09           $0.08
                                          ===============  ==============

WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                            3,592,000       3,442,000
                                          ===============  ==============

                             SEE ACCOMPANYING NOTES

                              SKYLINE CHILI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                             SIXTEEN WEEKS ENDED
                                                       --------------------------------
                                                       February 16,      February 18,
                                                           1997              1996
                                                       --------------    --------------
OPERATING ACTIVITIES:
  NET INCOME                                            $329,000          $262,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                      614,000           497,000

      DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE                              459,000           221,000
        INVENTORIES                                     (109,000)           12,000
        PREPAID EXPENSES                                  10,000            36,000
      INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                (442,000)         (642,000)
        INCOME TAXES PAYABLE                             (35,000)          (14,000)
        ACCRUED LIABILITIES                             (328,000)         (322,000)
      OTHER - NET                                          1,000            35,000
                                                      -----------      ------------

      NET CASH PROVIDED BY
         OPERATING ACTIVITIES                            499,000            85,000

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                  (202,000)       (1,305,000)
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT                                          1,000           196,000
  ADDITIONS TO INTANGIBLE ASSETS                                            (2,000)
                                                      -----------      ------------

      NET CASH USED BY
         INVESTING ACTIVITIES                          ($201,000)      ($1,111,000)


                                                        SIXTEEN WEEKS ENDED
                                                  ---------------------------------

                                                   February 16,      February 18,
                                                       1997              1996
                                                   --------------    --------------
FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM DEBT                             (96,000)         (180,000)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                  5,000           100,000
  CASH DIVIDENDS PAID                                    (68,000)
                                                      -----------      ------------

      NET CASH USED BY
        FINANCING ACTIVITIES                            (159,000)          (80,000)
                                                      -----------      ------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                       139,000        (1,106,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                  1,140,000         1,910,000
                                                      -----------      ------------


CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $1,279,000          $804,000
                                                      ===========       ===========


         CASH PAID FOR:
                INTEREST                                $146,000          $157,000
                INCOME TAXES                            $195,000          $228,000


                             SEE ACCOMPANYING NOTES

                              SKYLINE CHILI, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the sixteen week period ended February 16, 1997 are not necessarily indicative of the results that may be expected for the year ended October 26, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 27, 1996.

RECLASSIFICATIONS

Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation.

ITEM 2-

                              SKYLINE CHILI, INC.

                    Management's Discussion and Analysis of
                       Financial Condition and Results of
                                   Operations

                             Results of Operations

Revenues

Total revenues for the first quarter ended February 16, 1997 of $9.7 million increased 19% over the same period last year. This increase was principally due to higher sales of chili and related food products to franchised Skyline Chili restaurants and additional revenues from new locations and relocations of strip center units to free-standing sites.

Commissary revenues for the first quarter increased 17% over the same period last year. Sales of chili and related food products to franchised Skyline Chili restaurants were 21% above the first quarter last year. Shipments of the Company's grocery products for the quarter were 4% over the prior year's first quarter.

Same-store sales in Company-owned restaurants for the first quarter were 4% over the same period last year. In total, first quarter Company-owned restaurant revenues increased 20% over the same period last year due to this same-store sales increase, three new Company-owned units (two in 1996 and one in the first quarter of 1997), and higher unit revenues from the relocation last year of two strip center locations into free-standing buildings.

There were 34 Company-owned units at the end of the first quarter, an increase of one unit compared to the end of fiscal 1996. The number of franchised units increased to 61 due to the opening of two new franchised units during the first quarter in the Cincinnati, Ohio area.

Franchise fees and royalties increased 19% in the first quarter over the same period last year due to increased shipments of chili to the franchisees which includes royalties as part of the selling price, and the initial franchise fees from opening two new franchised locations in the first quarter, compared to one in the same period last year.

Cost of Sales - Commissary

Cost of sales for the first quarter was 69% of the corresponding commissary revenue figure compared to 74% in fiscal 1996. This improved rate is principally due to increased production levels resulting from higher grocery product and restaurant chili shipments, a mix shift to higher margin products, and lower beef prices. The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

Restaurant Operating Expenses

The cost of food and paper products for the first quarter was 27% of the corresponding restaurant revenue figure compared to 28% for the same period in fiscal 1996 due to lower average beef prices. Labor costs for the quarter were 31% of restaurant revenues compared to 30% for the first quarter of fiscal 1996. The limited labor pool continues to impact costs as the Company adjusts hourly wage rates and increases training and development spending to attract and retain employees. Occupancy and other expenses were 22% of restaurant revenues for the first quarter of fiscal 1997 and last year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter increased 32% over the same period last year due to increased spending on training and development, franchise relations and increased bonus levels.

Other Income (Expense)

Interest expense for the quarter was lower than the same period last year because of lower debt levels resulting from scheduled principal payments on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds.

                        Liquidity and Capital Resources

Cash levels increased from fiscal 1996 year end levels to $1.3 million. Working capital was $1.7 million at the end of the first quarter compared to $1.2 million at the end of fiscal 1996.

During the first quarter of fiscal 1997, the Company spent approximately $180,000 on equipment replacements and other ongoing maintenance throughout the system. The Company also spent $20,000 of the $350,000 expected to be spent in fiscal 1997 towards completing the installation of new point-of-sale equipment in all Company-owned restaurants. All of these activities were funded by existing cash and cash from operations. During fiscal 1997, the Company intends to spend approximately $860,000 to construct two locations in Columbus, Ohio, one free-standing unit and one in a strip center location, and $625,000 to purchase two parcels of land in Dayton, Ohio, for development in fiscal 1998. The Company also intends to spend approximately $285,000 in fiscal 1997 to remodel existing Company-owned restaurants. The Company believes that cash provided by operations and its $4 million unsecured bank line of credit will be adequate to fund planned expansion, remodels and new equipment purchases.

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

                              SKYLINE CHILI, INC.
                                   Form 10-Q
                               February 16, 1997

                           PART II. OTHER INFORMATION

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits filed with this Report:            Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K:                        None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Skyline Chili, Inc.
                                     -------------------
                                              Registrant


                                     by: /s/ KEVIN R. MCDONNELL
                                         ---------------------------------
                                         Kevin R. McDonnell
                                         President and Chief Executive
                                         Officer (Duly Authorized Officer)


                                     by: /s/ JEFFRY W. SHELTON
                                         ---------------------------------
                                         Jeffry W. Shelton, Corporate Vice
                                         President - Finance, Chief Financial
                                         Officer and Treasurer
                                         (Principal Financial and Chief
                                         Accounting Officer)

Date:   April 1, 1997