Form 10-Q
period 1997-05-11
SKYLINE CHILI INC
filed 1997-06-25
CIK 803497

                                    FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended:       May 11, 1997
                                            ------------


                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from: _____________ to ________________ .

      Commission file number:    001-12315
                                 ---------


                               Skyline Chili, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Ohio                                    31-0717287
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

                  4180 Thunderbird Lane, Fairfield, Ohio 45014
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (513) 874-1188
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


             [X] YES                                     [ ] NO

         There were 3,391,773 shares of the registrant's no par value common stock outstanding as of June 20, 1997.

                               SKYLINE CHILI, INC.
                               -------------------
                                      INDEX
                                    Form 10-Q
                                  May 11, 1997

                                                                        PAGE
                                                                        ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets..............................3

                  Consolidated Statements of Income........................4

                  Consolidated Statements of Cash Flows....................5

                  Notes to Condensed Consolidated Financial Statements.....6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations............7

PART II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders......9

         Item 6.  Exhibits and Reports on Form 8-K.........................9

SIGNATURES................................................................10

ITEM 1
                               SKYLINE CHILI, INC.
                               -------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      AS OF MAY 11, 1997 & OCTOBER 27, 1996
                      -------------------------------------



                                                      1997               1996
                                                  (UNAUDITED)         (AUDITED)
                                                  -----------        -----------
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                        $2,241,000         $1,140,000
  ACCOUNTS RECEIVABLE                               1,121,000          1,692,000
  INVENTORIES                                       1,796,000          1,804,000
  PREPAID EXPENSES                                     87,000            129,000
  DEFERRED INCOME TAXES                               253,000            253,000
                                                  -----------        -----------

     TOTAL CURRENT ASSETS                           5,498,000          5,018,000


PROPERTY AND EQUIPMENT, AT COST:
  LAND                                              1,051,000          1,046,000
  BUILDINGS AND IMPROVEMENTS                       14,055,000         13,859,000
  EQUIPMENT AND FIXTURES                            9,185,000          8,702,000

                                                  -----------        -----------

                                                   24,291,000         23,607,000

  LESS ACCUMULATED DEPRECIATION                     9,112,000          8,067,000
                                                  -----------        -----------

     NET PROPERTY AND EQUIPMENT                    15,179,000         15,540,000

INTANGIBLE ASSETS - NET                               424,000            455,000


OTHER ASSETS                                          185,000            149,000



                                                  -----------        -----------

                                                  $21,286,000        $21,162,000
                                                  ===========        ===========




                                                         1997           1996
                                                     (UNAUDITED)      (AUDITED)
                                                     -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                    $1,707,000      $1,787,000
  INCOME TAXES                                            27,000         146,000
  ACCRUED LIABILITIES:
    SALARIES AND WAGES                                   940,000       1,020,000
    INTEREST                                              42,000          88,000

    OTHER                                                520,000         423,000
  LONG-TERM DEBT DUE WITHIN ONE YEAR                     398,000         385,000
                                                     -----------     -----------

     TOTAL CURRENT LIABILITIES                         3,634,000       3,849,000


DEFERRED COMPENSATION                                    152,000         117,000
DEFERRED INCOME TAXES                                    689,000         689,000
LONG-TERM DEBT DUE AFTER ONE YEAR                      5,510,000       5,715,000





SHAREHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE;
    5,400,000 SHARES AUTHORIZED;
    3,392,000 SHARES ISSUED AND OUTSTANDING
    (3,389,000 IN 1996; 3,345,000 IN 1995)             5,389,000       5,381,000
  ADDITIONAL PAID-IN CAPITAL                              19,000          19,000
  RETAINED EARNINGS                                    5,893,000       5,392,000

                                                     -----------     -----------

     TOTAL SHAREHOLDERS' EQUITY                       11,301,000      10,792,000

                                                     -----------     -----------

                                                     $21,286,000     $21,162,000
                                                     ===========     ===========


                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------



                                                TWELVE WEEKS ENDED           TWENTY-EIGHT WEEKS ENDED
                                          -----------------------------------------------------------------
                                             May 11,          May 12,           May 11,           May 12,
                                              1997             1996              1997              1996
                                          -----------      ------------      ------------      ------------
REVENUES:
  SALES:
    COMMISSARY                             $2,635,000        $2,632,000        $6,796,000        $6,202,000
    RESTAURANT                              3,948,000         3,502,000         9,081,000         7,768,000
  FRANCHISE FEES AND ROYALTIES                289,000           288,000           732,000           661,000
                                          -----------      ------------      ------------      ------------

                                            6,872,000         6,422,000        16,609,000        14,631,000
COSTS AND EXPENSES:
  COST OF SALES - COMMISSARY                1,876,000         1,841,000         4,739,000         4,482,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS        1,070,000           976,000         2,476,000         2,185,000
     PAYROLL COSTS                          1,077,000         1,065,000         2,665,000         2,358,000
     OCCUPANCY AND OTHER EXPENSES             865,000           747,000         2,000,000         1,704,000
  SELLING, GENERAL AND ADMINISTRATIVE       1,529,000         1,429,000         3,641,000         3,028,000
                                          -----------      ------------      ------------      ------------

                                            6,417,000         6,058,000        15,521,000        13,757,000
                                          -----------      ------------      ------------      ------------

INCOME FROM OPERATIONS                        455,000           364,000         1,088,000           874,000

OTHER INCOME (EXPENSE):
  INTEREST INCOME                              18,000            16,000            32,000            45,000
  INTEREST EXPENSE                            (83,000)          (88,000)         (194,000)         (206,000)
  OTHER INCOME (EXPENSE)                        1,000            (1,000)            1,000            (4,000)
                                          -----------      ------------      ------------      ------------

                                              (64,000)          (73,000)         (161,000)         (165,000)
                                          -----------      ------------      ------------      ------------

INCOME BEFORE INCOME TAXES                    391,000           291,000           927,000           709,000

PROVISION FOR INCOME TAXES                    150,000           109,000           360,000           265,000
                                          -----------      ------------      ------------      ------------

NET INCOME                                   $241,000          $182,000          $567,000          $444,000
                                          ===========      ============      ============      ============


EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                       $0.07             $0.05             $0.16             $0.13
                                          ===========      ============      ============      ============

WEIGHTED AVERAGE COMMON & COMMON
  EQUIVALENT SHARES                         3,643,000         3,386,000         3,616,000         3,450,000
                                          ===========      ============      ============      ============

                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                     TWENTY-EIGHT WEEKS ENDED
                                                   ----------------------------

                                                      May 11,          May 12,
                                                       1997             1996
                                                   -----------      -----------

OPERATING ACTIVITIES:
  NET INCOME                                          $568,000         $444,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                  1,074,000          891,000


      DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE                            571,000         (144,000)
        INVENTORIES                                      8,000            4,000
        PREPAID EXPENSES                                42,000           39,000
      INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                               (80,000)        (222,000)
        INCOME TAXES PAYABLE                          (119,000)
        ACCRUED LIABILITIES                            (29,000)         154,000
      OTHER - NET                                       (7,000)          (9,000)
                                                   -----------      -----------


      NET CASH PROVIDED BY
         OPERATING ACTIVITIES                        2,028,000        1,157,000

INVESTING ACTIVITIES:

  CAPITAL EXPENDITURES                                (677,000)      (2,173,000)
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT                                        2,000          200,000
  ADDITIONS TO INTANGIBLE ASSETS                         4,000           (4,000)
                                                   -----------      -----------

      NET CASH USED BY
         INVESTING ACTIVITIES                        ($671,000)     ($1,977,000)



                                                     TWENTY-EIGHT WEEKS ENDED
                                                   ----------------------------

                                                      May 11,          May 12,
                                                       1997             1996
                                                   -----------      -----------

FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM DEBT                          (193,000)        (180,000)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                5,000          100,000
  CASH DIVIDENDS PAID                                  (68,000)

                                                   -----------      -----------

      NET CASH USED BY
        FINANCING ACTIVITIES                          (256,000)         (80,000)
                                                   -----------      -----------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   1,101,000         (900,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                1,140,000        1,910,000
                                                   -----------      -----------


CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                     $2,241,000       $1,010,000
                                                   ===========      ===========



         CASH PAID FOR:
                INTEREST                              $146,000         $157,000
                INCOME TAXES                          $375,000         $383,000


                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (UNAUDITED)
                                   -----------








BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the twenty-eight week period ended May 11, 1997 are not necessarily indicative of the results that may be expected for the year ended October 26, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended October 27, 1996.

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

                               SKYLINE CHILI, INC.
                               -------------------


                     Management's Discussion and Analysis of
                     ---------------------------------------
                       Financial Condition and Results of
                       ----------------------------------
                                   Operations
                                   ----------


                              Results of Operations
                              ---------------------

Revenues
--------

Total revenues for the second quarter ended May 11, 1997 of $6.9 million increased 7% over the same period last year. Total year-to-date revenues of $16.6 million increased 14% over the first half of last year. These increases were principally due to increased same-store sales by Company-owned restaurants, additional revenues from new locations and relocations of strip center units to free-standing sites, and increased sales of food products to the Company's franchisees.

Commissary revenues for the second quarter were even with the same period last year but year-to-date revenues were 10% over the first half of last year. Sales of chili and related food products to franchised Skyline Chili restaurants were 13% and 19% above the second quarter and first half of last year, respectively. These increases were offset by a decrease in shipments of the Company's frozen grocery products for the second quarter versus the prior year's second quarter which contained an additional promotion by one of the Company's larger customers.

Same-store sales in Company-owned restaurants increased 6% and 5% for the second quarter and year-to-date periods, respectively, compared to the same periods last year. In total, year-to-date Company-owned restaurant revenues increased 17% over the same period last year due to same-store sales increases, three new Company-owned units (two in 1996 and one in the first quarter of 1997), and higher unit revenues from the relocation last year of two strip center locations into free-standing buildings.

There were 34 Company-owned units at the end of the second quarter, unchanged from the end of the first quarter, and an increase of one unit compared to the end of fiscal 1996. The number of franchised units (61) also remain unchanged from the first quarter. Two new franchised units opened in the first quarter.

Franchise fees and royalties for the second quarter were even with the same period last year. For the first half, franchise fees and royalties increased 10% over last year. This increase was principally due to increased shipments of chili to franchisees which includes royalties as part of the selling price.

Cost of Sales - Commissary
--------------------------

Cost of sales for the second quarter was 71% of the corresponding commissary revenue figure compared to 70% in fiscal 1996. The increased rate was principally due to higher average beef prices this quarter versus the same period last year. The year-to-date cost of sales rate was 70% of the corresponding revenue figure compared to 72% for fiscal 1996. This improved rate was principally due to higher production levels resulting from increased shipments of grocery products and restaurant chili, a mix shift to higher margin products, and lower average beef prices on a year-to-date basis. The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

Restaurant Operating Expenses
-----------------------------

The cost of food and paper products for the second quarter and first half was 27% of restaurant revenues compared to 28% for the same periods in fiscal 1996 due to lower cheese prices and improved cost controls by the Company's store level management. Labor costs for the second quarter and first half were 27% and 29%, respectively, of restaurant revenues compared to 30% for the same periods in fiscal 1996 principally due to the increased sales levels and good controls. Occupancy and other expenses for the second quarter and fiscal year-to-date periods were higher than last year due to the addition of two new Company-owned units opened last year and the one unit opened this year.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the second quarter and first half increased 7% and 20%, respectively, over the same period last year due to increased spending on training and development, franchise relations, and legal and professional fees, and increased bonus levels.

Other Income (Expense)
----------------------

Interest expense for the second quarter and first half was lower than the same periods last year because of lower debt levels resulting from scheduled principal payments on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds.

                         Liquidity and Capital Resources
                         -------------------------------

Cash levels increased $1.1 million over fiscal 1996 year end levels to $2.2 million. Working capital was $1.9 million at the end of the second quarter compared to $1.2 million at the end of fiscal 1996.

During the first half of fiscal 1997, the Company spent approximately $495,000 on equipment replacements, remodels of existing locations and other ongoing maintenance throughout the system. The Company also spent $90,000 of the $350,000 expected to be spent in fiscal 1997 towards completing the installation of new point-of-sale equipment in all Company-owned restaurants. During the second quarter, the Company spent approximately $40,000 toward the construction of a free-standing unit in Columbus, Ohio expected to be completed during fiscal 1997. The Company also placed a $5,000 deposit on a parcel of land in Dayton, Ohio to be purchased for development of a free-standing unit in fiscal 1998. All of these activities were funded by existing cash and cash from operations. During the second half of fiscal 1997, the Company intends to spend an additional $520,000 to complete the construction of the free-standing unit in Columbus, and approximately $1 million to purchase the land and construct the free-standing unit in Dayton to begin operations early in fiscal 1998. The Company believes that cash provided by operations and its $4 million unsecured bank line of credit will be adequate to fund planned expansion, remodels and new equipment purchases.

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

                               SKYLINE CHILI, INC.
                               -------------------
                                    Form 10-Q
                                    ---------
                                  May 11, 1997
                                  ------------

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------
                  (a) The 1997 Annual Meeting of the Shareholders of Skyline Chili, Inc. (the "Meeting") was held on March 11, 1997. The holders of 2,915,365 shares of the Company's outstanding common stock (approximately 86%) were present at the Meeting in person or by proxy.

                  (b) At such Meeting, the following seven individuals were duly nominated and properly elected as directors of the Company to serve until the 1998 Annual Meeting and until their successors are elected and qualified. The number of votes cast for and withheld with respect to each nominee for office are indicated below.

                                      Votes For           Votes Withheld
                                      ---------           --------------
Lambert N. Lambrinides                2,912,862                2,503
Christie N. Lambrinides               2,913,062                2,303
William N. Lambrinides                2,913,062                2,303
Lawrence R. Burtschy                  2,914,215                1,150
David A. Kohnen                       2,913,365                2,000
Joseph E. Madigan                     2,914,165                1,200
Kevin R. McDonnell                    2,914,665                700

                  (c) At such Meeting, a proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 1997 was approved. The number of votes cast for, against and to abstain on the proposal and broker non-votes are indicated below.

                                                                        Broker
                           Votes For    Votes Against    Abstentions   Non-Votes
                           -----------------------------------------------------
                           2,912,100        1,635           1,630          0


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------
                  (a)      Exhibits filed with this Report:     Exhibit 27 - Financial Data Schedule

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



                     Skyline Chili, Inc.
                     -------------------
                             Registrant




                     by: /s/ Kevin R. McDonnell
                         ----------------------------------
                         Kevin R. McDonnell
                         President and Chief Executive
                         Officer (Duly Authorized Officer)




                     by: /s/ Jeffry W. Shelton
                     --------------------------------------
                         Jeffry W. Shelton, Corporate Vice President - Finance, Chief Financial Officer and Treasurer
                         (Principal Financial and Chief Accounting Officer)





Date:   June 23, 1997