Form 10-Q
period 1997-08-03
SKYLINE CHILI INC
filed 1997-09-17
CIK 803497

                                    FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the quarterly period ended:        August 3, 1997
                                             --------------


                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from: ________________ to ________________.

     Commission file number:  001-12315
                              ---------

                               Skyline Chili, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                            Ohio                                                   31-0717287
---------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)



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

--------------------------------------------------------------------------------
                    (Former name former address and former
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   [X] YES                            [ ] NO

     There were 3,396,773 shares of the registrant's no par value common stock outstanding as of September 12, 1997.

                               Skyline Chili, Inc.
                               -------------------
                                      INDEX
                                   Form 10 - Q
                                 August 3, 1997


                                                                                        PAGE
                                                                                        ----

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheets .............................................3

                  Consolidated Statements of Income .......................................4

                  Consolidated Statements of Cash Flows ...................................5

                  Notes to Condensed Consolidated Financial Statements ....................6

         Item 2.  Management's Discussion and Analysis of

                  Financial Condition and Results of Operations ...........................7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K ........................................9

SIGNATURES ...............................................................................10

ITEM 1


                               SKYLINE CHILI, INC.
                               -------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                     AS OF AUGUST 3, 1997 & OCTOBER 27, 1996
                     ---------------------------------------

                                               1997               1996
                                           (UNAUDITED)          (AUDITED)
                                         -----------------  ------------------
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                    $2,081,000          $1,140,000
  ACCOUNTS RECEIVABLE                           1,251,000           1,692,000
  INVENTORIES                                   1,969,000           1,804,000
  PREPAID EXPENSES                                235,000             129,000
  DEFERRED INCOME TAXES                           253,000             253,000
                                         -----------------  ------------------

     TOTAL CURRENT ASSETS                       5,789,000           5,018,000


PROPERTY AND EQUIPMENT, AT COST:
  LAND                                          1,051,000           1,046,000
  BUILDINGS AND IMPROVEMENTS                   14,338,000          13,859,000
  EQUIPMENT AND FIXTURES                        9,443,000           8,702,000

                                         -----------------  ------------------

                                               24,832,000          23,607,000

  LESS ACCUMULATED DEPRECIATION                 9,534,000           8,067,000
                                         -----------------  ------------------

     NET PROPERTY AND EQUIPMENT                15,298,000          15,540,000

INTANGIBLE ASSETS - NET                           409,000             455,000


OTHER ASSETS                                      174,000             149,000


                                         -----------------  ------------------


                                              $21,670,000         $21,162,000
                                         =================  ==================



                                                          1997               1996
                                                      (UNAUDITED)         (AUDITED)
                                                    -----------------  -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                        $1,635,000         $1,787,000
  INCOME TAXES                                                                  146,000
  ACCRUED LIABILITIES:
    SALARIES AND WAGES                                     1,183,000          1,020,000
    INTEREST                                                  79,000             88,000
    OTHER                                                    457,000            423,000
  LONG-TERM DEBT DUE WITHIN ONE YEAR                         404,000            385,000
                                                    -----------------  -----------------

     TOTAL CURRENT LIABILITIES                             3,758,000          3,849,000


DEFERRED COMPENSATION                                        144,000            117,000
DEFERRED INCOME TAXES                                        689,000            689,000
LONG-TERM DEBT DUE AFTER ONE YEAR                          5,408,000          5,715,000


SHAREHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE;
    5,400,000 SHARES AUTHORIZED;
    3,397,000 SHARES ISSUED AND OUTSTANDING
    (3,389,000 IN 1996;  3,345,000 IN 1995)                5,411,000          5,381,000
  ADDITIONAL PAID-IN CAPITAL                                  19,000             19,000
  RETAINED EARNINGS                                        6,241,000          5,392,000

                                                    -----------------  -----------------

     TOTAL SHAREHOLDERS' EQUITY                           11,671,000         10,792,000


                                                    -----------------  -----------------

                                                         $21,670,000        $21,162,000
                                                    =================  =================

                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------



                                                   TWELVE WEEKS ENDED            FORTY WEEKS ENDED
                                              ---------------------------   ---------------------------

                                                August 3,      August 4,      August 3,       August 4,
                                                  1997           1996           1997            1996
                                              ------------   ------------   ------------   ------------
REVENUES:
  SALES:
    COMMISSARY                                $  3,118,000   $  2,613,000   $  9,914,000   $  8,816,000
    RESTAURANT                                   4,062,000      3,716,000     13,143,000     11,484,000
  FRANCHISE FEES AND ROYALTIES                     367,000        348,000      1,099,000      1,009,000
                                              ------------   ------------   ------------   ------------

                                                 7,547,000      6,677,000     24,156,000     21,309,000
COSTS AND EXPENSES:
  COST OF SALES - COMMISSARY                     1,992,000      1,956,000      6,734,000      6,438,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS             1,093,000      1,045,000      3,568,000      3,230,000
     PAYROLL COSTS                               1,269,000      1,129,000      3,932,000      3,487,000
     OCCUPANCY AND OTHER EXPENSES                  897,000        799,000      2,897,000      2,504,000
  SELLING, GENERAL AND ADMINISTRATIVE            1,656,000      1,258,000      5,297,000      4,286,000
                                              ------------   ------------   ------------   ------------

                                                 6,907,000      6,187,000     22,428,000     19,945,000
                                              ------------   ------------   ------------   ------------

INCOME FROM OPERATIONS                             640,000        490,000      1,728,000      1,364,000


OTHER INCOME (EXPENSE):
  INTEREST INCOME                                   27,000         16,000         59,000         61,000
  INTEREST EXPENSE                                 (83,000)       (88,000)      (277,000)      (294,000)
  OTHER INCOME (EXPENSE)                            (9,000)        (1,000)        (9,000)        (5,000)
                                              ------------   ------------   ------------   ------------

                                                   (65,000)       (73,000)      (227,000)      (238,000)
                                              ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                         575,000        417,000      1,501,000      1,126,000

PROVISION FOR INCOME TAXES                         225,000        155,000        585,000        420,000
                                              ------------   ------------   ------------   ------------

NET INCOME                                    $    350,000   $    262,000   $    916,000   $    706,000
                                              ============   ============   ============   ============


EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                     $       0.10   $       0.08   $       0.25   $       0.20
                                              ============   ============   ============   ============

WEIGHTED AVERAGE COMMON & COMMON
  EQUIVALENT SHARES                              3,601,000      3,477,000      3,610,000      3,458,000
                                              ============   ============   ============   ============

                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                                FORTY WEEKS ENDED
                                                       ----------------------------------
                                                          August 3,           August 4,
                                                            1997                1996
                                                      ---------------     ---------------

OPERATING ACTIVITIES:
  NET INCOME                                          $       916,000     $       706,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                         1,549,000           1,311,000


      DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE                                   441,000            (222,000)
        INVENTORIES                                          (165,000)             41,000
        PREPAID EXPENSES                                     (106,000)              7,000
      INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                                     (152,000)           (296,000)
        INCOME TAXES PAYABLE                                 (146,000)
        ACCRUED LIABILITIES                                   188,000             144,000
      OTHER - NET                                              14,000              19,000
                                                      ---------------     ---------------


      NET CASH PROVIDED BY
         OPERATING ACTIVITIES                               2,539,000           1,710,000

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                     (1,280,000)         (2,806,000)
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT                                               2,000             206,000
  ADDITIONS TO INTANGIBLE ASSETS                                7,000             (16,000)
                                                      ---------------     ---------------

      NET CASH USED BY
         INVESTING ACTIVITIES                         ($    1,271,000)    ($    2,616,000)



                                                               FORTY WEEKS ENDED
                                                      -----------------------------------

                                                         August 3,          August 4,
                                                            1997               1996
                                                      ---------------     ---------------

FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM DEBT                                 (289,000)           (270,000)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                      30,000             100,000
  CASH DIVIDENDS PAID                                         (68,000)

                                                      ---------------     ---------------

      NET CASH USED BY
        FINANCING ACTIVITIES                                 (327,000)           (170,000)
                                                      ---------------     ---------------


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                            941,000          (1,076,000)

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                                       1,140,000           1,910,000
                                                      ---------------     ---------------


CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                       $     2,081,000     $       834,000
                                                      ===============     ===============


         CASH PAID FOR:
                INTEREST                              $       222,000     $       234,000
                INCOME TAXES                          $       625,000     $       527,000


                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (UNAUDITED)
                                   -----------

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the twenty-eight week period ended August 3, 1997 are not necessarily indicative of the results that may be expected for the year ended October 26, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 27, 1996.

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

                               SKYLINE CHILI, INC.
                               -------------------

                     Management's Discussion and Analysis of
                     ---------------------------------------
                       Financial Condition and Results of
                       ----------------------------------
                                   Operations
                                   ----------

                              Results of Operations
                              ---------------------

Revenues
--------

Total revenues for the third quarter ended August 3, 1997 of $7.5 million increased 13% over the same period last year. Total year-to-date revenues of $24.2 million increased 13% over the first three quarters of last year. These increases were principally due to increased sales of food products to the Company's franchisees, increased same-store sales by Company-owned restaurants, and additional revenues from new locations and relocations of strip center units to free-standing sites.

Commissary revenues for the third quarter were 19% higher than the third quarter last year and year-to-date commissary revenues were 12% over the same period last year. These increases were principally due to increases in sales of chili and related food products to franchised Skyline Chili restaurants of 16% and 17% for the third quarter and year-to-date, respectively over last year. In addition, shipments of the Company's frozen and canned grocery products for the quarter were 8% higher than the same period last year. However, year-to-date these shipments were 2% below the same period last year due to lower volume promotions by the Company's larger customers.

Same-store sales in Company-owned restaurants increased 2% and 4% for the third quarter and year-to-date periods, respectively, compared to the same periods last year. In total, year-to-date Company-owned restaurant revenues increased 14% over the same period last year due to same-store sales increases, three new Company-owned units (two in 1996 and one in the first quarter of 1997), and higher unit revenues from last year's relocation of two strip center locations into free-standing buildings.

There were 34 Company-owned units at the end of the third quarter, an increase of one compared to the end of fiscal 1996. The number of franchised units increased by three over the second quarter, bringing the total of franchised units to 64, an increase of five units compared to the end of fiscal 1996.

Franchise fees and royalties for the third quarter were 6% higher than the same period last year. Year-to-date, franchise fees and royalties increased 9% over last year. These increases were principally due to increased shipments of chili to franchisees which includes royalties as part of the selling price, and the additional franchise fees from five units opened this year compared to three units opened in the prior year .

Cost of Sales - Commissary
--------------------------

Cost of sales for the third quarter was 64% of the corresponding commissary revenue compared to 75% in fiscal 1996. The year-to-date cost of sales rate was 68% of the corresponding commissary revenue figure compared to 73% for fiscal 1996. These improved rates were principally due to higher production levels resulting from increased shipments of restaurant chili, lower average beef prices, and an inventory build up to capitalize on the lower beef prices. The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

Restaurant Operating Expenses
-----------------------------

The cost of food and paper products for the third quarter and year-to-date was 27% of restaurant revenues compared to 28% for the same periods in fiscal 1996 due to lower cheese prices and improved cost controls by the Company's store level management. Labor costs for the third quarter and year-to-date were 31% and 30%, respectively, of restaurant revenues compared to 30% for the same periods in fiscal 1996. Occupancy and other expenses for the third quarter and fiscal year-to-date periods were higher than last year due to the addition of two new Company-owned units opened last year and the one unit opened this year.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the third quarter and year-to-date periods increased 32% and 24%, respectively, over the same periods last year due to increased spending on training and development, franchise relations, legal and professional fees, and increased bonus levels.

Other Income (Expense)
----------------------

Interest expense for the third quarter and year-to-date was lower than the same periods last year because of lower debt levels resulting from scheduled principal payments on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds.

                         Liquidity and Capital Resources
                         -------------------------------

Cash levels increased $1 million over fiscal 1996 year end levels to $2.1 million. Working capital was $2 million at the end of the third quarter compared to $1.2 million at the end of fiscal 1996.

During the first three quarters of fiscal 1997, the Company spent approximately $760,000 on equipment replacements, remodels of existing locations and other ongoing maintenance throughout the system. The Company also spent $230,000 of the $300,000 expected to be spent in fiscal 1997 towards completing the installation of new point-of-sale equipment in all Company-owned restaurants. The Company spent approximately $210,000 toward the construction of a free-standing unit in Columbus, Ohio expected to be completed during the fourth quarter. The Company also spent $20,000 towards development of a free-standing unit in Dayton, Ohio, which is expected to open in the first quarter of fiscal 1998. All of these activities were funded by existing cash and cash provided by operations. During the fourth quarter of fiscal 1997, the Company intends to spend an additional $390,000 to complete the construction of the free-standing unit in Columbus and approximately $950,000 to purchase the land and construct the free-standing unit in Dayton. The Company believes that cash provided by operations and its $4 million unsecured bank line of credit will be adequate to fund planned expansion, remodels and new equipment purchases.

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

                               Skyline Chili, Inc.
                               -------------------
                                   FORM 10 - Q
                                 August 3, 1997

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.        EXHIBITS AND REPORTS ON FORM 8 - K
-------

               (a)  Exhibits filed with this Report:   Exhibit 27 - Financial
                                                       Data Schedule

               (b)  Reports on Form 8 - K:             None.

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

                                   by: /s/Jeffry W. Shelton
                                      ----------------------
                                      Jeffry W. Shelton, Vice President - Finance
                                      Chief Financial Officer and Treasurer
                                      (Principal Financial and Chief Accounting Officer)

Date: September 15, 1997
                                       10