Form 10-K405
period 1997-10-26
SKYLINE CHILI INC
filed 1998-01-26
CIK 803497

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended: October 26, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

         Commission file number: 001-12315

                               Skyline Chili, Inc.
             (Exact name of registrant as specified in its charter)

             Ohio                                       31-0717287
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

 4180 Thunderbird Lane, Fairfield, Ohio                   45014
(Address of principal executive offices)                (Zip Code)


                                 (513) 874-1188
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class:                       Name of exchange on which registered:

  Common Stock,                                   American Stock Exchange
  No Par Value

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 20, 1998 was $6,174,917 based on the closing price of such stock as reported on the American Stock Exchange on that date.

         The aggregate market value of the voting stock held by non-affiliates of the registrant was calculated on the basis of the following assumptions:

Total shares of common stock outstanding on January 20, 1998:                3,397,773
                                                                            ----------

* Outstanding shares owned beneficially by directors, officers,
and more than 5% shareholders:                                               2,465,710
                                                                            ----------

Outstanding shares owned by persons other than directors, officers, or
more than 5% shareholders (assumed to be non-affiliates):                      932,063
                                                                            ----------

Closing price on January 20, 1998:                                          $    6.625
                                                                            ----------

Market value of outstanding shares held by persons other than directors,
officers, or more than 5% shareholders:                                     $6,174,917
                                                                            ----------

* For purposes of this computation all directors, officers, and more than 5% shareholders are included, although not all are necessarily "affiliates."

         There were 3,397,773 shares of the registrant's no par value common stock outstanding as of January 20, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         None.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

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

         As of January 12, 1998, there were 104 Skyline Chili Restaurants in operation in 4 states, 36 owned and operated by the Company and 68 owned and operated by the Company's franchisees. The following table sets forth the number of Company-owned and franchised Skyline Chili Restaurants in operation on the last day of the Company's three preceding fiscal years:

                        October 26, 1997    October 27, 1996    October 29, 1995
                        ----------------    ----------------    ----------------
Company-Owned                  35                  33                  31
Franchised                     67                  59                  52
                              ---                 ---                 ---
System Wide                   102                  92                  83

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

COMPANY-OWNED RESTAURANTS

         As of January 12, 1998, the Company owned and operated 36 Skyline Chili Restaurants. The following table summarizes the number and location of these Company-owned Restaurants:


                                                                NUMBER OF COMPANY-OWNED
CITY AND STATE                                                        RESTAURANTS
--------------                                                  -----------------------
Greater Cincinnati, Ohio (Standard Metropolitan Statistical               17
Area) - includes portions of Northern Kentucky and
Southeastern Indiana

Cleveland, Ohio                                                            2

Columbus, Ohio                                                             9

Dayton, Ohio                                                               5

Indianapolis, Indiana                                                      3
                                                                          --
         Total                                                            36

         While there are still opportunities for new Restaurant locations in the greater Cincinnati area, the Company intends to concentrate its new unit growth in the four other markets listed in the preceding table. The Company is currently focusing its Restaurant growth in the Columbus market. During fiscal 1997, the

Company opened two free-standing prototype locations in the Columbus area, one in Gahanna and one in Reynoldsburg. The Company has developed and is refining a new prototype Restaurant building for use in this market, featuring full table and drive-through service and unique design elements, to differentiate itself from other quick service restaurants. An expanded menu, including gyro sandwiches and baked potatoes with various toppings, is utilized in the Columbus market to increase consumer trial. These changes, combined with increased advertising expenditures, are all parts of the Company's overall growth strategy in the Columbus market. To date, the Company has experienced losses in this market because of high marketing expenditures targeted at increasing consumer awareness. Although revenues have been increasing, they are still below the levels experienced in the Cincinnati market. The Company expects Columbus revenues to continue to improve and the market to become profitable as the company expands its physical presence by adding new locations. During fiscal 1998, the Company expects to open three additional units in Columbus. The Company is also looking for other locations in this market.

         The Company opened two Restaurants during fiscal 1997. Of the 35 Company-owned Restaurants in operation at the end of fiscal 1997, 12 were purchased at various times from Company franchisees. The Company may acquire additional franchise locations in the future. The Company did not close any Company-owned Restaurants during fiscal 1997. The Company could close underperforming Company-owned Restaurants in the future.

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from its Restaurant operations during its last three fiscal years:


FISCAL YEAR                                  REVENUES        % OF TOTAL REVENUES
-----------                                  --------        -------------------
Fiscal Year Ended October 26, 1997         $17,433,000               53%
Fiscal Year Ended October 27, 1996         $15,471,000               53%
Fiscal Year Ended October 29, 1995         $14,231,000               55%

         The Company's Vice President - Restaurant Operations, with the assistance of five District Managers, has primary responsibility over the Company's Restaurant operations. The Company has developed and utilizes a comprehensive restaurant operations control system. Each Company-owned Restaurant is staffed by a Manager, one or more Assistant Managers, and an average of eighteen additional employees. Restaurant Managers monitor food and labor costs, inventory items, and sales volumes on a daily basis, and are responsible for providing quality food and service levels in a clean environment.

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

         Store front units occupy regular retail space and provide their own seating. Store front units generally range in size from 1,200 to 5,800 square feet and have initial development costs, including equipment, ranging from $100,000 to $525,000. The Company's current free-standing units range in size from 1,800 to 3,000 square feet. Initial development costs for a free-standing unit, including equipment, can range from $165,000 to $1,000,000 depending on size, location and whether the land and/or Restaurant building is leased or owned. Competition for affordable real estate sites is generally intense and can increase the cost of development. There are currently 30 free-standing Restaurant units in the Greater Cincinnati area and 12 in other market areas. The remaining Restaurants are in store front locations.

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

         Approximately 42 of the Company's existing franchised Restaurants (including most of the Greater Cincinnati area franchised restaurants) are operated pursuant to an earlier version of the Individual Restaurant Franchise Agreement, containing materially different terms and conditions from the Company's current standard Agreement. The earlier Agreements do not obligate the franchisees to pay a continuing monthly license fee or advertising fee based upon a percentage of gross sales, but do obligate the franchisees to purchase all of their chili from the Company and to pay an advertising fee to the Company of $6.00 for every unit order of chili purchased.

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

         The specific terms and conditions of each Area Franchise Agreement, such as the development schedule and area development fee, are the subject of negotiation between the Company and the franchisee, after review of the relevant factors in the market area. At the time of signing an Area Franchise Agreement, the franchisee pays an area development fee, usually $3,000 per Restaurant to be developed in the Franchise Area. The franchisee then also pays to the Company the standard individual Restaurant initial franchise fee and the continuing monthly license fees under each Individual Restaurant Franchise Agreement executed. Although there is not a requirement that the Company do so, the Company generally credits a portion of the area development fee against the individual Restaurant initial franchise fee, on a per Restaurant basis. The Company is currently party to one Area Franchise Agreement in the Indianapolis area. This Area Agreement was for three units, two of which are non-traditional units located in combination service station/convenience stores. The third unit was developed and began operations in late fiscal 1997.

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from initial franchise fees, area development fees, and continuing monthly license fees, during its last three fiscal years:


FISCAL YEAR                                  REVENUES        % OF TOTAL REVENUES
-----------                                  --------        -------------------
Fiscal Year Ended October 26, 1997          $1,539,000               5%
Fiscal Year Ended October 27, 1996          $1,411,000               5%
Fiscal Year Ended October 29, 1995          $1,210,000               5%

         As of January 12, 1998, there were 68 franchised Skyline Chili Restaurants operating in the States of Ohio, Kentucky, Indiana, and Florida. The following table summarizes the number and location of the Company's franchised
Restaurants:


                                                                NUMBER OF COMPANY-OWNED
CITY AND STATE                                                        RESTAURANTS
--------------                                                  -----------------------
Greater Cincinnati, Ohio (Standard Metropolitan Statistical               51
Area) - includes portions of Northern Kentucky and
Southeastern Indiana

Other Ohio Areas                                                           6

Other Kentucky Areas                                                       3

Other Indiana Areas                                                        3

Florida                                                                    5
                                                                          --
         Total                                                            68

         Nine additional franchised Restaurants opened during the Company's 1997 fiscal year. The Company has adopted a policy relating to the granting of new franchises, which limits such grants to applicants who have substantial restaurant development and operations experience and financial resources. This policy will limit the development of additional franchised Restaurants by new franchisees. During fiscal 1998, any additional expansion of franchised Restaurant locations will most likely be the result of existing franchisees developing additional Restaurants within their existing or new Franchise Areas.

         The Company may terminate an Individual Restaurant Franchise Agreement for several reasons, including default in the payment of license or advertising fees to the Company, failure to maintain specified standards, and cessation of business. During the Company's 1997 fiscal year, one franchised Restaurant location closed.

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

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from commissary sales of the Company's chili and related food products to its franchisees during its last three fiscal years:

FISCAL YEAR                                  REVENUES        % OF TOTAL REVENUES
-----------                                  --------        -------------------
Fiscal Year Ended October 26, 1997          $7,114,000               21%
Fiscal Year Ended October 27, 1996          $6,186,000               21%
Fiscal Year Ended October 29, 1995          $5,432,000               21%

         The Company has an established distribution system for its products, involving delivery with its own trucks within the Greater Cincinnati area, and a third-party food distributor for non-Cincinnati locations.

GROCERY PRODUCTS

         The Company has been manufacturing and selling its frozen grocery products to wholesale and retail outlets since 1965. Management believes that the grocery products market offers a major opportunity for the Company to increase revenues and profitability. During fiscal 1998, the Company will continue to concentrate its marketing efforts and expenditures in certain current markets where the majority of the grocery divisions' revenues are generated.

         The Company sells nine varieties of frozen grocery products and two varieties of canned grocery products - two sizes of frozen chili, frozen chili and spaghetti, and canned chili, and one size of frozen chili with beans, frozen chili burrito with beans, frozen chili burrito with beans and cheese, frozen chili with pasta spirals, and frozen chili with wieners and pasta shells. The frozen grocery products are manufactured, packaged and frozen at the Company's commissary, while the canned products are manufactured at the Company's commissary and canned by a third party. These products are sold under the "Skyline Chili" trademark and the packaging is designed to educate the consumer by identifying the product as a "Cincinnati-style" chili, by providing instructions on how to prepare and serve the product, and by briefly describing the Company's heritage and its commitment to quality.

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

         The following table illustrates the revenues and the percentage of its total revenues derived by the Company from the sale of grocery products during its last three fiscal years:

FISCAL YEAR                                  REVENUES        % OF TOTAL REVENUES
-----------                                  --------        -------------------
Fiscal Year Ended October 26, 1997          $6,982,000               21%
Fiscal Year Ended October 27, 1996          $6,155,000               21%
Fiscal Year Ended October 29, 1995          $4,899,000               19%

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

         The Company has appointed food brokers and is currently distributing its grocery products in the following geographic areas: Cincinnati, Dayton, Columbus, Cleveland and Toledo, Ohio; Indianapolis, Ft. Wayne and Evansville, Indiana; Louisville and Lexington, Kentucky; Atlanta, Georgia; Grand Rapids, Michigan; Huntington, West Virginia; Nashville, Tennessee; Dallas and Houston, Texas; and Tampa and Jacksonville, Florida. The Company does not anticipate expanding distribution into any other major markets during its 1998 fiscal year.

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

ADDITIONAL BANK FINANCING

         The Company has a $4,000,000 unsecured line of credit with The Fifth Third Bank that extends through July 1, 1998.

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

EMPLOYEES

         As of October 26, 1997, the Company had approximately 146 full-time and 608 part-time employees.

PENDING CHANGE IN CONTROL OF COMPANY

         On November 26, 1997, the Company and certain of its controlling shareholders (Lambert N. Lambrinides, Christie N. Lambrinides, William N. Lambrinides and Kevin R. McDonnell, collectively the "Consenting Shareholders") entered into an Agreement and Plan of Merger with Skyline Acquisition Corp., a new, private Ohio corporation formed by certain members of Skyline's management and Fleet Venture Resources, Inc. and certain of its affiliates ("Fleet Equity Partners") for purposes of acquiring the Company. The acquisition would be accomplished by the reverse merger of Skyline Acquisition Corp. into the

Company, with the Company remaining as the surviving corporation (the "Transaction"). The Company's President, Chief Executive Officer and Director, Kevin R. McDonnell, and other current members of senior management (the "Management Group") plan to remain with the Company and would be equity participants with Fleet Equity Partners in the Transaction. None of the Company's other current shareholders or directors would have any equity, financial or other interest in the Company after completion of the Transaction. The Company's shareholders would receive $6.75 per share in cash in connection with the Transaction. Completion of the Transaction remains subject to certain conditions, including regulatory and third party approvals, debt financing and approval by the Company's shareholders. The Transaction is expected to be completed in March 1998.

         Fleet Venture Resources, Inc. is a wholly-owned, second tier subsidiary of Fleet Financial Group, Inc. Fleet Financial Group, Inc. is a diversified financial services concern with assets in excess of $80 billion headquartered in Boston, Massachusetts. Fleet Venture Resources, Inc., along with various other related entities, form the private equity group known as Fleet Equity Partners. Fleet Equity Partners ("Fleet") has made investments in over 50 enterprises since its inception in 1982. It specializes in private equity investments in the following industries: telecommunications services, health care services, business services, industrial manufacturing, media and information, and consumer products and services.

         Completion of the Transaction would result in a change in control of the Company. If the Transaction is completed: (i) Fleet and the Management Group will obtain control of the Company, (ii) the Board of Directors and officers of Skyline Acquisition Corp. will become the Board of Directors and officers of the Company, and (iii) the Company's common stock will be delisted from the American Stock Exchange and its registration under the Securities Exchange Act of 1934 will be terminated. In the Agreement and Plan of Merger, the Consenting Shareholders (who collectively own 55.8% of the Company's outstanding common stock) agreed to vote all of the shares of the Company's common stock over which they have or exercise voting control and to take all other necessary or desirable actions within their control in favor of the Agreement and Plan of Merger and the Transaction.

ITEM 2.  DESCRIPTION OF PROPERTY

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

         (2) The Company also owns the following additional properties acquired prior to fiscal 1997:

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

                  (c) One parcel consisting of land (approximately 1.0 acre) with a building. This property, located in Columbus, Ohio, is being used for the operation of a free-standing Restaurant.

                  (d) One parcel consisting of land (approximately 1.0 acre) with a building. This property, located in the greater Cincinnati area, is being used for the operation of a free-standing Restaurant.

         (3) During fiscal 1997 and the first part of fiscal 1998, the Company purchased the following additional properties:

                  (a) One parcel of land (approximately 1.0 acre) in the greater Dayton, Ohio area. This property is being developed as a Company-owned Restaurant.

                  (b) One parcel of land (approximately 1.0 acres) in the greater Columbus area. This property is being developed as a Company-owned Restaurant.

         The Company currently operates 26 Skyline Chili Restaurants located in leased facilities, and operates 4 additional Restaurants on leased ground. The majority of the Company's leased Restaurants are store front facilities located in shopping centers or shopping plazas. The annual base rent on the Company's leased facilities ranges from $17,000 to $100,000 per year. The leases generally require the Company to pay taxes and insurance, and certain of the leases require the payment of additional percentage rents (ranging from 5% to 10% of gross sales) if annual gross sales at the location exceed certain minimums. The Company did not pay any material additional percentage rentals in fiscal 1997, 1996, or 1995. Most of the leases contain renewal options ranging from 3 to 15 years. Note 4 of the Notes to Consolidated Financial Statements included on Page 34 of this Form 10-K is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or of which any of its property is the subject, other than ordinary routine litigation incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the Company's shareholders during the last quarter of its 1997 fiscal year.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Through October 27, 1996, the end of the Company's 1996 fiscal year, the Company's Common Stock traded on the Nasdaq Stock Market under the symbol "SKCH." Since October 28, 1996, the Company's Common Stock has traded on the American Stock Exchange ("AMEX") under the symbol "SKC." The following table sets forth the range of high and low closing bid quotations for each fiscal quarter during the Company's 1996 fiscal year, and the range of high and low sales prices for the Company's 1997 fiscal year. The high and low closing bid quotations indicated in the table reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                      Fiscal                      Fiscal
                                     Year 1997                   Year 1996
Quarter                          High          Low           High         Low
-------                         ------        ------        ------       ------
First                           7             5              4 1/8        3 1/2
Second                          9 1/8         6 9/16         3 5/8        3 1/2
Third                           6 7/8         5 1/2          4            3 5/8
Fourth                          7 1/16        5 5/8          6 3/8        3 7/8

         At January 23, 1998, there were approximately 1,150 record holders of the Company's Common Stock.

         The Company did not declare or pay any cash dividends on its Common Stock during fiscal year 1996. On December 17, 1996, the Company declared a cash divided of $0.02 per share on its Common Stock payable to shareholders of record at the close of business on January 8, 1997. The Company is required under its bank letter of credit agreement to maintain certain financial ratios, and the agreement places limitations on dividends and acquisitions of Common Stock should the ratio of debt to tangible net worth be more than 1.25 to 1.

         The Company did not sell any equity securities during fiscal 1997 that were not registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table presents certain summary selected consolidated financial data of the Company as of and for each of the five fiscal years in the period ended October 26, 1997. The financial data was derived from the historical consolidated financial statements of the Company and should be read in conjunction with the historical consolidated financial statements of the Company, including the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Form 10-K.

                                                             FISCAL YEARS ENDED
                                     -------------------------------------------------------------------
Dollar amounts in thousands,         OCTOBER 26,   OCTOBER 27,   OCTOBER 29,   OCTOBER 30,   OCTOBER 31,
except per share data                   1997          1996          1995          1994          1993

OPERATIONS:
Commissary sales                      $14,096       $12,341       $10,331       $10,817       $ 9,809
Restaurant sales                       17,433        15,471        14,231        12,507        10,646
Franchise fees and royalties            1,539         1,411         1,210         1,172         1,171
   Total revenues                      33,068        29,223        25,772        24,496        21,626
Income from operations                  3,062         2,585         1,986         1,346         1,191
Net income                              1,695         1,415           980           532           431
Capital expenditures                    2,758         3,987         2,484         1,537         1,845

PER SHARE*:
Net income                               0.47          0.41          0.29          0.16          0.13
Book value                               3.45          3.10          2.71          2.44          2.27
Dividends                                0.02          0.00          0.00          0.00          0.00

FINANCIAL POSITION:
Working capital                         1,639         1,269         1,524         1,721         1,049
Total assets                           22,885        21,162        19,013        18,423        16,902
Property and equipment, net            16,340        15,540        13,825        12,876        13,056
Long-term debt                          5,305         5,715         6,100         6,459         6,799
Shareholders' equity                   12,453        10,792         9,264         8,284         7,642

RATIOS:
Current ratio                            1.39          1.34          1.51          1.54          1.50
Total liabilities to equity              0.84          0.96          1.05          1.22          1.21
Interest coverage                        8.79          7.23          3.83          2.43          2.15

RESTAURANT DATA:
Company-owned                              35            33            31            30            29
Franchise                                  67            59            52            50            49
  Total restaurants                       102            92            83            80            78

OTHER DATA*:

Weighted average shares                 3,610         3,478         3,419         3,390         3,363
outstanding (in thousands)
Number of employees at year-end
  Full-time                               146           150           153           167           140
  Part-time                               608           550           468           404           378
    Total                                 754           700           621           571           518

*As described in Note 3 of the Notes to Consolidated Financial Statements, the terms of the bank letter of credit that guarantees the Company's City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds, Series 1990, requires the Company to maintain certain financial ratios and additionally places limitations on dividends and acquisitions of common stock should the ratio of debt to tangible net worth be more than 1.25:1. Net income and weighted average shares outstanding per share have been restated for 232,000 shares issued in fiscal 1994 for an acquisition that was treated as a pooling of interests.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations

Revenues

         Total revenues for the fiscal year ended October 26, 1997 of $33.1 million increased 13% over the prior fiscal year ended October 27, 1996.

         Commissary revenues for the year of $14.1 million increased 14% over last year due to a 15% increase in the sales of chili and related food products to franchised Skyline Chili restaurants and a 10% increase in unit sales of the Company's grocery products. A full year of unit sales of a canned version of Skyline's secret recipe chili, that was introduced in the fourth quarter of fiscal 1996, accounted for most of the increase in grocery unit sales. Unit sales of the Company's frozen grocery products were 2% higher than the prior year.

         Revenues from Company-owned restaurants of $17.4 million increased 13% over the prior year due to same-store sales increases and the additional revenues from two Company-owned restaurants opened in fiscal 1996, two opened in fiscal 1997 and the relocation of two Company-owned restaurants in fiscal 1996 from lower volume strip center locations to free-standing locations with drive-thrus. Same-store sales in Company-owned restaurants increased 4% over fiscal 1996, due primarily to menu price increases implemented in the fourth quarters of fiscal 1996 and fiscal 1997.

         There were 35 Company-owned restaurants at the end fiscal 1997, an increase of two units compared to fiscal 1996. The Company franchised nine new restaurants in Ohio, Kentucky and Indiana during fiscal 1997 and terminated the franchise agreement of a closed unit in Hamilton, Ohio, bringing the total number of franchised units to 67 at the end of fiscal 1997.

         Revenues from franchise fees and royalties for the year of $1.5 million increased 9% over last year due to increased shipments of chili to franchisees, which includes royalties as part of the selling price, and the initial franchise fees from opening nine new franchised locations in fiscal 1997 compared to seven in fiscal 1996.

         Total revenues for fiscal 1996 of $29.2 million increased 13% over the prior fiscal year ended October 29, 1995. Commissary revenues for fiscal 1996 increased 19% over the prior year, principally due to the introduction of a canned version of Skyline's secret recipe chili in the fourth quarter of fiscal 1996 and sales of chili and related food products to newly opened franchised locations. Revenues from Company-owned restaurants in fiscal 1996 increased 9% over the prior year due to a 4% same-store sales increase, new Company-owned units opened in fiscal 1996 and 1995, and the relocation in fiscal 1996 of two strip center units into free-standing locations. Revenues from franchise fees and royalties in fiscal 1996 increased 17% over the prior year due to increased shipments of chili to franchisees, which includes royalties as part of the selling price, and the initial franchise fees from opening seven new franchised units in fiscal 1996 compared to two in fiscal 1995.

Cost of Sales - Commissary

         Cost of sales for fiscal 1997 was 67% of the corresponding commissary revenue figure compared to 70% in fiscal 1996 and 73% in fiscal 1995. The improvement in this rate principally resulted from a decline in beef prices which began in the second half of fiscal 1994.

         The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

Restaurant Operating Expenses

         The cost of food and paper products for fiscal 1997 was 27% of restaurant revenues compared to 28% for fiscal years 1996 and 1995, principally due to lower average cheese prices. Payroll costs were 30% of restaurant revenues for fiscal years 1997, 1996 and 1995. Occupancy and other expenses for the year were 21% of restaurant revenues in fiscal years 1997 and 1996 compared to 22% in fiscal 1995. Management anticipates that because of recent increases in real estate costs, occupancy costs will likely increase as a percent of revenues.

Selling, General and Administrative Expenses

         Selling, general and administrative expenses in fiscal 1997 increased 20% over last year due to increased spending on training and development, franchise relations, legal and professional fees, and higher levels of management bonuses.

         Selling, general and administrative expenses in fiscal 1996 increased 15% over the prior year principally due to additional advertising expenditures, higher levels of management bonuses and increased legal expenses related to increased real estate activity.

Other Income (Expense)

         Other income (expense) primarily consisted of interest expense which was lower in fiscal 1997 than fiscal 1996 and 1995 because of lower debt levels from scheduled principal payments on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds and a reduction in the interest rate on these bonds which became effective at an interest reset date that occurred late in fiscal 1995.

New Accounting Standard

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for interim and annual periods ending after December 15, 1997. At the time of adoption, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements, primary income per share will be replaced with basic income per share, which excludes the dilutive effect of stock options. Under the provisions of the new standard, basic income per share would be $0.50 in 1997, $0.42 in 1996, and $0.29 in 1995.

Impact of Year 2000

         The Company has completed an assessment and will have to modify portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. With these modifications, the Company believes that the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company does not anticipate the project costs to be material.

Subsequent Event

         On November 26, 1997, the Company entered into a definitive merger agreement with Skyline Acquisition Corp. ("Acquisition Co."), a new corporation organized by Fleet Venture Resources, Inc. and certain of its affiliates ("Fleet Equity Partners") and certain members of the Company's management. Fleet Equity Partners, headquartered in Providence, Rhode Island, is a $750,000,000 private equity fund with investments in a number of industries including telecommunications services, health care services, industrial manufacturing, media and information, and consumer products and services.

         The merger agreement contemplates a transaction in which Fleet Equity Partners and the Management Group will acquire substantially all of the outstanding common stock of the Company for cash through a reverse merger of Acquisition Co. with and into the Company. Completion of the acquisition remains subject to regulatory and third-party approvals, debt financing and approval by the Company's shareholders. Upon completion of the merger, the Company's existing shareholders, other than Acquisition Co., would receive $6.75 per share in cash. Upon completion of the merger, the Company would no longer be registered as a public company with the Securities and Exchange Commission and would no longer be subject to public reporting requirements.

                         Liquidity and Capital Resources

         Cash levels increased $1 million over fiscal 1996 year end levels to $2.2 million. Working capital was $1.6 million at the end of fiscal 1997 and $1.2 million at the end of fiscal 1996.

         During fiscal 1997, the Company spent approximately $990,000 on equipment replacements, remodels of existing locations and other ongoing maintenance throughout its Company-owned units. The Company also spent $300,000 for new computer based point-of-sale equipment installed during the year in Company-owned restaurants. The Company spent approximately $595,000 to construct a free-standing unit in Columbus, Ohio which began operations early in the fourth quarter. The Company also spent approximately $769,000 towards development of a free-standing unit in Dayton, Ohio, which is expected to open in the first quarter of fiscal 1998. All of these activities were funded by existing cash and cash provided by operations. During fiscal 1998, the Company intends to spend an additional $143,000 to complete the construction of the free-standing unit in Dayton and an additional $50,000 to complete the installation of point-of-sale equipment in all current Company-owned restaurants. The Company expects to spend approximately $1.5 million in fiscal 1998 to construct four free-standing units, three in Columbus and one in Dayton. The Company believes that cash provided by operations, its $4 million unsecured bank line of credit, and the proceeds from two planned sale/leaseback transactions will be adequate to fund expansion, remodels and new equipment purchases.

         The Company maintains a compensating balance of $400,000 with the bank that has issued a letter of credit guaranteeing payment of the principal and related interest on the City of Fairfield, Ohio Adjustable

Rate Demand Industrial Development Revenue Bonds issued in 1990 to fund in part the construction of the Company's commissary, warehouse and office facility. There are no legal restrictions on the use of those compensating balance funds.

Impacts of Inflation

         The Company believes that its business is affected by inflation to the same extent as the general economy. Generally, the Company has been able to offset the inflationary impact of costs and wages through a combination of improved productivity and price increases. As a result, operating results during fiscal years 1997, 1996 and 1995 have not been significantly affected by inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        CONSOLIDATED FINANCIAL STATEMENTS

                          Years ended October 26, 1997,
                      October 27, 1996 and October 29, 1995

                                    CONTENTS

Report of Independent Auditors............................................... 23

Audited Consolidated Financial Statements

Consolidated Balance Sheets.................................................. 24
Consolidated Statements of Income............................................ 26
Consolidated Statements of Shareholders' Equity.............................. 27
Consolidated Statements of Cash Flows........................................ 28
Notes to Consolidated Financial Statements................................... 29

                         [ERNST & YOUNG LLP LETTERHEAD]


                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Skyline Chili, Inc.

We have audited the accompanying consolidated balance sheets of Skyline Chili, Inc. (the Company) as of October 26, 1997, and October 27, 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended October 26, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at October 26, 1997 and October 27, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 26, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            /s/ ERNST & YOUNG LLP


December 10, 1997




       Ernst & Young LLP is a member of Ernst & Young International, Ltd.

                               Skyline Chili, Inc.

                           Consolidated Balance Sheets


                                                           OCTOBER 26,       OCTOBER 27,
                                                              1997              1996
                                                           -----------------------------
ASSETS
Current assets:
    Cash and cash equivalents                              $ 2,152,000       $ 1,140,000
    Accounts receivable                                      1,873,000         1,692,000
    Inventories                                              1,411,000         1,804,000
    Prepaid expenses                                           145,000           129,000
    Deferred income taxes                                      212,000           253,000
                                                           -----------------------------
Total current assets                                         5,793,000         5,018,000


Property and equipment, at cost:
    Land                                                     1,438,000         1,046,000
    Buildings and improvements                              14,920,000        13,859,000
    Equipment and fixtures                                   9,653,000         8,702,000
                                                           -----------------------------
                                                            26,011,000        23,607,000

Less accumulated depreciation                                9,671,000         8,067,000
                                                           -----------------------------
Net property and equipment                                  16,340,000        15,540,000


Intangible assets -- net                                       571,000           455,000
Other assets                                                   181,000           149,000

                                                           -----------------------------
Total assets                                               $22,885,000       $21,162,000
                                                           =============================

                                                           OCTOBER 26,       OCTOBER 27,
                                                               1997             1996
                                                           -----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                       $ 1,476,000       $ 1,787,000
    Accrued salaries and wages                               1,644,000         1,020,000
    Accrued interest                                            50,000            53,000
    Income taxes payable                                       209,000           146,000
    Other accrued liabilities                                  365,000           358,000
    Long-term debt due within one year                         410,000           385,000
                                                           -----------------------------
Total current liabilities                                    4,154,000         3,749,000

Other liabilities                                              293,000           217,000
Deferred income taxes                                          680,000           689,000
Long-term debt                                               5,305,000         5,715,000

Shareholders' equity:
    Common stock, no par value:
      1997 -- 5,400,000 shares authorized; 3,397,773
        shares issued and outstanding
      1996 -- 5,400,000 shares authorized; 3,389,023
        shares issued and outstanding                        5,414,000         5,380,000
    Additional paid-in capital                                  19,000            19,000
    Retained earnings                                        7,020,000         5,393,000
                                                           -----------------------------
Total shareholders' equity                                  12,453,000        10,792,000
                                                           -----------------------------
Total liabilities and shareholders' equity                 $22,885,000       $21,162,000
                                                           =============================

See accompanying notes.

                               Skyline Chili, Inc.

                        Consolidated Statements of Income


                                                          YEARS ENDED
                                        ----------------------------------------------
                                        OCTOBER 26,       OCTOBER 27,      OCTOBER 29,
                                           1997              1996             1995
                                        ----------------------------------------------
REVENUES
Sales:
    Commissary                          $ 14,096,000     $ 12,341,000     $ 10,331,000
    Restaurants                           17,433,000       15,471,000       14,231,000
Franchise fees and royalties               1,539,000        1,411,000        1,210,000
                                        ----------------------------------------------
                                          33,068,000       29,223,000       25,772,000

OPERATING COSTS AND EXPENSES
Cost of sales -- commissary                9,467,000        8,634,000        7,497,000
Restaurant operating costs:
    Cost of food and paper                 4,736,000        4,355,000        3,945,000
    Payroll cost                           5,249,000        4,693,000        4,266,000
    Occupancy and other expenses           3,693,000        3,229,000        3,078,000
Selling, general, and administrative       6,861,000        5,727,000        5,000,000
                                        ----------------------------------------------
                                          30,006,000       26,638,000       23,786,000
                                        ----------------------------------------------
INCOME FROM OPERATIONS                     3,062,000        2,585,000        1,986,000

 OTHER INCOME (EXPENSE):
    Interest income                           85,000           76,000           92,000
    Interest expense                        (357,000)        (367,000)        (541,000)
    Other expense                             (8,000)          (6,000)          (7,000)
                                        ----------------------------------------------
                                            (280,000)        (297,000)        (456,000)
                                        ----------------------------------------------

INCOME BEFORE INCOME TAXES                 2,782,000        2,288,000        1,530,000
Provision for income taxes                 1,087,000          873,000          550,000
                                        ----------------------------------------------
NET INCOME                              $  1,695,000     $  1,415,000     $    980,000
                                        ==============================================

NET INCOME PER SHARE                    $       0.47     $       0.41     $       0.29
                                        ==============================================
Weighted-average common and common
    equivalent shares outstanding          3,610,000        3,478,000        3,419,000
                                        ==============================================

See accompanying notes.

                               Skyline Chili, Inc.

                 Consolidated Statements of Shareholders' Equity

      Years ended October 26, 1997, October 27, 1996, and October 29, 1995


                                              COMMON STOCK
                                       ----------------------------     ADDITIONAL                         TOTAL
                                         NUMBER OF                       PAID-IN         RETAINED       SHAREHOLDERS'
                                           SHARES         AMOUNT         CAPITAL         EARNINGS          EQUITY
                                       -----------------------------------------------------------------------------
Balance, October 30, 1994                 3,345,000    $  5,267,000    $     19,000    $  2,998,000     $  8,284,000
    Net income                                   --              --              --         980,000          980,000
                                       -----------------------------------------------------------------------------
Balance, October 29, 1995                 3,345,000       5,267,000          19,000       3,978,000        9,264,000
    Options exercised                        44,000         113,000              --              --          113,000
    Net income                                   --              --              --       1,415,000        1,415,000
                                       -----------------------------------------------------------------------------
Balance, October 27, 1996                 3,389,000       5,380,000          19,000       5,393,000       10,792,000
    Options exercised                         9,000          34,000              --              --           34,000
    Dividends paid ($.02 per share)              --              --              --         (68,000)         (68,000)
    Net income                                   --              --              --       1,695,000        1,695,000
                                       -----------------------------------------------------------------------------
Balance, October 26, 1997                 3,398,000    $  5,414,000    $     19,000    $  7,020,000     $ 12,453,000
                                       =============================================================================

See accompanying notes.

                               Skyline Chili, Inc.

                      Consolidated Statements of Cash Flows


                                                                  YEARS ENDED
                                                  -------------------------------------------
                                                  OCTOBER 26,     OCTOBER 27,     OCTOBER 29,
                                                     1997            1996            1995
                                                  -------------------------------------------
OPERATING ACTIVITIES
Net income                                        $ 1,695,000     $ 1,415,000     $   980,000
Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                 2,019,000       1,705,000       1,553,000
      Deferred income taxes                            33,000         173,000          74,000
      Decrease (increase) in:
        Accounts receivable                          (181,000)       (618,000)       (348,000)
        Inventories                                   393,000        (580,000)       (181,000)
        Prepaid expenses                              (16,000)         (8,000)         92,000
      Increase (decrease) in:
        Accounts payable                             (311,000)        282,000          99,000
        Income taxes payable                           63,000          45,000         101,000
        Accrued liabilities                           628,000         422,000        (333,000)
      Other -- net                                     44,000          24,000         (27,000)
                                                  -------------------------------------------
Net cash provided by operating activities           4,367,000       2,860,000       2,010,000

INVESTING ACTIVITIES
Capital expenditures                               (2,758,000)     (3,987,000)     (2,484,000)
Proceeds from sale of property and equipment            1,000         609,000          54,000
Additions to intangible assets                       (179,000)         (5,000)        (39,000)
                                                  -------------------------------------------
Net cash used by investing activities              (2,936,000)     (3,383,000)     (2,469,000)

FINANCING ACTIVITIES
Cash dividends paid                                   (68,000)             --              --
Proceeds from exercise of stock options                34,000         113,000              --
Repayments of debt                                   (385,000)       (360,000)       (340,000)
                                                  -------------------------------------------
Net cash used by financing activities                (419,000)       (247,000)       (340,000)
                                                  -------------------------------------------

Net increase (decrease) in cash and
    cash equivalents                                1,012,000        (770,000)       (799,000)
Cash and cash equivalents at beginning of year      1,140,000       1,910,000       2,709,000
                                                  -------------------------------------------
Cash and cash equivalents at end of year          $ 2,152,000     $ 1,140,000     $ 1,910,000
                                                  ===========================================

See accompanying notes.

                               Skyline Chili, Inc.

                   Notes to Consolidated Financial Statements

            October 26, 1997, October 27, 1996, and October 29, 1995


1. SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

Skyline Chili, Inc. (the Company) operates in only one industry segment. All significant revenues and pre-tax earnings relate to sales of food to the general public through Company-operated and franchised restaurants and through grocery stores. Credit is extended to franchisees and grocery stores based upon management's assessment of credit risk. Credit losses have historically been minimal. The Company operates company owned and franchised units in Ohio, Indiana, Florida, and Kentucky.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist primarily of finished goods.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and depreciated over the economic useful lives of the related assets on the straight-line method.

INTANGIBLE ASSETS

Intangible assets consist primarily of trademarks and recipes obtained through acquisition of businesses which are amortized on the straight-line method over periods up to fifteen years, and debt issuance costs which are amortized over the life of the debt using the interest method. Accumulated amortization was $384,000 and $320,000 as of October 26, 1997 and October 27, 1996, respectively.

                               Skyline Chili, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FRANCHISE FEES AND ROYALTIES

Area franchise fees in excess of direct costs incurred and individual restaurant franchise fees are deferred and recognized in income when the restaurant is opened. Royalties are recorded in income on the accrual basis. Expenses associated with franchise fees and royalties are charged to expense as incurred. Franchise fees and royalties included in income are as follows:

                                 OCTOBER 26,       OCTOBER 27,       OCTOBER 29,
                                    1997              1996              1995
                                 ----------------------------------------------
Franchise fees                   $  119,000        $  108,000        $   30,000
Royalties                         1,420,000         1,303,000         1,180,000
                                 ----------------------------------------------
                                 $1,539,000        $1,411,000        $1,210,000
                                 ==============================================

During 1997, 9 franchised units were added and 1 franchised unit was closed bringing the total number of franchised units to 67. During 1996, 7 franchised units were added bringing the total number of franchised units to 59.

PRE-OPENING EXPENSES

Expenditures related to the opening of new restaurants, other than those for capital assets, are expensed as incurred.

EARNINGS PER SHARE

Net income per common share is based on the weighted-average number of common shares and common share equivalents outstanding.

REPORTING PERIOD

The Company's fiscal year ends on the last Sunday of October. The consolidated financial statements for 1997, 1996, and 1995 each include 52 weeks.

                               Skyline Chili, Inc.

1. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH FLOWS

For purposes of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with a maturity of three months or less to be cash equivalents.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for interim and annual periods ending after December 15, 1997. At the time of adoption, the Company will be required to change the method currently used to compute income per share and to restate all prior periods. Under the new requirements primary income per share will be replaced with basic income per share. Basic income per share excludes the dilutive effect of stock options. Under the provisions of the new standard, basic income per share would be $.50 in 1997, $.42 in 1996, and $.29 in 1995.

                               Skyline Chili, Inc.

2. INCOME TAXES

The components of the income tax provision are as follows:

                                    OCTOBER 26,      OCTOBER 27,      OCTOBER 29,
                                       1997             1996             1995
                                    --------------------------------------------
Current:
   Federal                          $  845,000       $  555,000       $  398,000
   State and city                      209,000          145,000           78,000
Deferred                                33,000          173,000           74,000
                                    --------------------------------------------
                                    $1,087,000       $  873,000       $  550,000
                                    ============================================

The reasons for the difference between the amounts determined using the statutory corporate federal income tax rate and the effective income tax rate are as follows:

                                                OCTOBER 26,   OCTOBER 27,    OCTOBER 29,
                                                   1997          1996           1995
                                                ---------------------------------------
Income taxes computed at statutory federal
   income tax rates                             $  946,000    $  778,000     $  520,000
State and local income taxes, net of federal
   income tax effect                               138,000        96,000         52,000
Other -- net                                         3,000        (1,000)       (22,000)
                                                ---------------------------------------
Actual tax expense                              $1,087,000    $  873,000     $  550,000
                                                =======================================

The deferred tax assets and liabilities consist of the following components:

                                                       OCTOBER 26,     OCTOBER 27,
                                                          1997            1996
                                                        ------------------------
Deferred tax assets:
   Employee compensation and benefits                   $ 74,000        $119,000
   Inventories                                            26,000          32,000
   Expenses not currently deductible                     112,000         102,000
                                                        ------------------------
                                                         212,000         253,000
Deferred tax liabilities:
   Accelerated tax depreciation                          680,000         689,000
                                                        ------------------------
Net deferred tax liability                              $468,000        $435,000
                                                        ========================

                               Skyline Chili, Inc.

3. LONG-TERM DEBT AND NOTES PAYABLE

Long-term debt at October 26, 1997 represents $5,715,000 City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds, Series 1990, due 2008. The bonds were issued for the purpose of constructing and equipping a new commissary, warehouse and office facility and are payable annually through September 1, 2008. The carrying amount of the bonds approximates fair value. Interest is payable semi-annually at a 5 percent annual rate through August 31, 2000. On September 1, 2000, and on each succeeding interest rate determination date, the interest rate will be adjusted for an interest rate period, determined at the Company's election, equal to six months, one year, five years, or ten years. In no case will the interest rate exceed 12 percent. Redemption of the bonds is dependent on the interest rate period elected by the Company.

The bonds and certain amounts of accrued interest thereon are guaranteed by a $6,200,000 bank letter-of-credit through September 16, 1998. The bank letter-of-credit is secured by the commissary, warehouse, office facility, and certain equipment. The Company is required under the agreement to maintain certain financial ratios, and the agreement places limitations on dividends and acquisition of common stock should the ratio of debt to tangible net worth be more than 1.25 to 1. At October 26, 1997 the ratio was .80 to 1.

The Company pays the bank a maintenance fee on the undrawn amount available to be drawn under the letter-of-credit equal to 5/8 percent annually. The bank agreement also provides that the Company maintain a $400,000 compensating balance in the Company's general disbursement account.

The Company has a $4 million unsecured line-of-credit with a bank that extends through July 1, 1998. Borrowings under the line-of-credit bear interest at prime less 1/8 percent. There were no borrowings under the line-of-credit at October 26, 1997 or October 27, 1996.

Annual maturities of long-term debt are $410,000, $435,000, $465,000, $495,000, and $525,000 in 1998 through 2002.

                               Skyline Chili, Inc.

4. COMMITMENTS

The Company conducts most of its restaurant operations from leased facilities and leases certain equipment under operating lease agreements. The leases generally require the Company to pay taxes and insurance. Certain of the leases require the payment of additional rents if annual sales exceed certain minimums. Most leases contain renewal options ranging from 3 to 15 years, at lease rates which are not materially higher than existing lease rates.

The following is a schedule of future minimum rental payments relating to these operating leases as of October 26, 1997:

             YEAR                                         AMOUNT
             -----------------------------------------------------
             1998                                       $1,012,000
             1999                                          874,000
             2000                                          766,000
             2001                                          616,000
             2002                                          503,000
             Thereafter                                  1,433,000
                                                        ----------
             Total minimum lease payments               $5,204,000
                                                        ==========

Rent expense under operating leases including contingent rentals, which were not significant, amounted to $1,224,000 in 1997, $1,161,000 in 1996, and $1,101,000
in 1995.

5. DEFINED CONTRIBUTION PLAN

The Company has two defined contribution pension plans, one with a 401(k) feature, covering all employees who meet eligibility requirements. The Company matches employees' tax-deferred contributions up to 3 percent of the employees' compensation. Remaining contributions under the plan are discretionary. Total expense under the plans amounted to $170,000 in 1997, $140,000 in 1996, and $120,000 in 1995.

                               Skyline Chili, Inc.

6. COMMON STOCK

The 1986 Stock Option Plan (1986 Plan) reserved 112,000 shares of common stock for award to officers and key employees as stock options. The option price was determined by a Stock Option Committee (the Committee), but could not be less than 85 percent of the fair market value of the stock at the date of grant, and the options were exercisable over a period determined by the Committee, but no longer than ten years after the date they were granted. On September 19, 1996, the Company's 1986 Plan terminated due to the expiration of its 10-year term. All options granted under the 1986 Plan that were outstanding on that date may continue to be exercised according to their terms. No further options can be granted under the 1986 Plan.

The 1990 Stock Option and Stock Incentive Plan reserved 475,000 shares of common stock for award to officers and key employees of the Company as incentive or nonqualified stock options, stock appreciation rights (SARs), restricted stock, performance units, or other stock unit awards. For stock options, the option price is determined by a committee of the Board of Directors, but may not be less than 85 percent and 100 percent of the fair-market value of the stock at the date of grant for nonqualified stock options and incentive stock options, respectively. Options are exercisable over a period determined by a committee, but no longer than ten years after the date they are granted. SARs may be granted in connection with stock options or separately. SARs issued in connection with options entitle the optionee to receive the appreciation in value of the shares (the difference between market price of a share at the time of exercise of the SAR and option price) in cash, shares or a combination thereof. Any exercise of a SAR or option automatically cancel the related option or SAR.

                               Skyline Chili, Inc.

6. COMMON STOCK (CONTINUED)

A summary of stock option activity related to the plans is as follows:

                                         NUMBER        OPTION        WEIGHTED-
                                           OF           PRICE         AVERAGE
                                         SHARES       PER SHARE     OPTION PRICE
                                        ----------------------------------------
Outstanding at October 30, 1994
   (313,000 shares exercisable)          392,000     $2.19-$5.19       $ 3.38
     Granted                             131,000        $3.13          $ 3.13
     Canceled/Expired                    (30,000)    $2.25-$4.06       $ 2.85
                                        --------
Outstanding at October 29, 1995
   (320,000 shares exercisable)          493,000     $2.19-$5.19       $ 3.35
     Granted                              40,000     $4.13-$4.31       $ 4.26
     Canceled/Expired                    (44,000)    $2.44-$4.50       $ 2.58
                                        --------
Outstanding at October 27, 1996
   (336,000 shares exercisable)          489,000     $2.19-$5.19       $ 3.49
     Canceled/Expired                     (5,000)       $3.13          $ 3.13
     Exercised                           (12,000)    $3.125-$5.19      $ 3.64
                                        --------
Outstanding at October 26, 1997
   (382,000 shares exercisable)          472,000                       $ 3.49
                                        ========

At October 26, 1997, 59,000 shares of common stock are reserved for future grant under the plans.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for the participants' options because the alternative fair-value accounting provided for under FASB Statement No. 123, "Accounting for Stock Based Compensation," requires use of option-valuation models that were not developed for use in valuing such options. However, the effect of applying Statement No. 123's fair-value method results in net earnings that are not materially different from amounts reported.

                               Skyline Chili, Inc.

7. ADVERTISING TRUST

Company stores and franchisees in the Cincinnati area pay an advertising fee to a trust established for the benefit of Cincinnati area stores.

The trust has a line-of-credit with a bank under which it may borrow up to $200,000 that is guaranteed by the Company. There were no borrowings under the line-of-credit at October 26, 1997.

During the fiscal years ending 1997, 1996, and 1995 advertising cost charged directly to expense were $986,000, $718,000, and $656,000, respectively.

8. CASH FLOWS

Supplemental disclosure with respect to cash flow information is as follows:

                                       OCTOBER 26,    OCTOBER 27,    OCTOBER 29,
                                          1997           1996           1995
                                       ----------------------------------------
Cash paid during the year for:
   Interest                            $  360,000     $  380,000     $  593,000
   Income taxes                         1,024,000        762,000        328,000

                               Skyline Chili, Inc.

9. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                  INCOME                     NET
                                                   FROM         NET       INCOME PER
                                    REVENUES    OPERATIONS     INCOME       SHARE
                                     ----------------------------------------------
                                         (In Thousands, Except Per Share Data)
YEAR ENDED OCTOBER 26, 1997
First quarter                        $9,737       $  636       $  329       $   .09
Second quarter                        6,872          455          241           .07
Third quarter                         7,547          640          350           .10
Fourth quarter                        8,912        1,331          775           .21


                                                  INCOME                     NET
                                                   FROM         NET       INCOME PER
                                    REVENUES    OPERATIONS     INCOME       SHARE
                                     ----------------------------------------------
                                         (In Thousands, Except Per Share Data)
YEAR ENDED OCTOBER 27, 1996
First quarter                        $8,210       $  510       $  262       $   .08
Second quarter                        6,422          364          182           .05
Third quarter                         6,677          490          262           .08
Fourth quarter                        7,914        1,221          709           .20

The first quarter of each fiscal year includes 16 weeks. All other quarters include 12 weeks.

10. SUBSEQUENT EVENT

On November 26, 1997, the Company entered into a definitive merger agreement which contemplates a transaction in which the shareholders of an acquisition company will acquire substantially all of the outstanding common stock of the Company for cash through a reverse merger of the acquisition company with and into the Company. Completion of the acquisition remains subject to the negotiation and execution of certain related documentation, satisfactory completion of due diligence, regulatory and third-party approvals, debt financing and approval by the Company's shareholders. Upon completion of the merger, the Company will no longer be registered as a public company with the Securities and Exchange Commission.

                               Skyline Chili, Inc.

10. SUBSEQUENT EVENT (CONTINUED)

Upon approval of the merger, the Company's existing shareholders would receive $6.75 per share in cash for a total value of $22,935,000. The transaction is expected to be funded by existing cash and cash equivalents, debt financing, investment by senior management, and investment by Fleet Equity Partners. Fleet Equity Partners, headquartered in Providence, Rhode Island, is a $750,000,000 private equity fund with investments in a number of industries including telecommunications services, health care services, industrial manufacturing, media and information, and consumer products and services.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                    BALANCE AT       ADDITIONS                    BALANCE AT
                                   BEGINNING OF      CHARGED TO     DEDUCTIONS       END
                                      PERIOD      COSTS & EXPENSES     (1)        OF PERIOD
                                     --------         --------       --------      --------
YEAR ENDED OCTOBER 26, 1997

     Allowance for doubtful          $      0         $ 17,000       $(17,000)     $      0
     trade accounts receivable

YEAR ENDED OCTOBER 27, 1996

     Allowance for doubtful          $      0         $      0       $      0      $      0
     trade accounts receivable

YEAR ENDED OCTOBER 29, 1995

     Allowance for doubtful          $      0         $      0       $      0      $      0
     trade accounts receivable

(1)  Uncollectible accounts written off, net of recoveries.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY:

         The name, age, principal occupation, business experience and period of previous service as a director of the Company, of each of the members of the Company's Board of Directors are set forth below. No individual was selected as a director or nominee pursuant to any arrangement or understanding with any other person, except that pursuant to the provisions of certain consulting agreements entered into between the Company and Lambert, Christie and William N. Lambrinides, the Company has agreed to nominate them for election as directors at each Annual Meeting of Shareholders during the consulting term. For a description of the consulting agreements, see Item 11 "Executive Compensation - Employment Contracts and Termination of Employment and Change-In-Control Arrangements" of this Form 10-K

                                                                                                     YEAR FIRST
                             PRINCIPAL OCCUPATIONS, OTHER DIRECTORSHIPS AND                          ELECTED AS
NAME                  AGE    POSITIONS WITH THE COMPANY                                              A DIRECTOR
----                  ---    --------------------------                                              ----------
Lambert N.            74     Mr. Lambrinides has served as the Company's Chairman of the                1965
Lambrinides                  Board since October 1994 and is currently a consultant to the
                             Company. Mr. Lambrinides served as the Company's Senior
                             Chairman of the Board from November 1992 to October 1994 and as its Chairman of the Board from 1984 to November 1992.  Prior to that time, Mr. Lambrinides served as the Company's President.

Kevin R. McDonnell    45     Mr. McDonnell has served as the Company's President and Chief              1992
                             Executive Officer since October 1994.  Mr. McDonnell served as the Company's President, Chief Operating Officer and Chief
                             Financial Officer from November 1992 to October 1994 and
                             served as its Executive Vice President and Chief Financial Officer
                             from December 1991 to November 1992.  Mr. McDonnell joined the Company in January 1991 as its Director of Finance and Chief
                             Financial Officer.

Christie N.           70     Mr. Lambrinides is currently a consultant to the Company. Mr.              1965
Lambrinides                  Lambrinides served as a Vice President of the Company from 1965 to October 1994 and also served as the Company's Secretary (1981 to October 1994).

William N.            70     Mr. Lambrinides is currently a consultant to the Company. Mr.              1965
Lambrinides                  Lambrinides served as a Vice President of the Company from 1965 to October 1994 and also served as the
                             Company's Treasurer (1980 to October 1994)
                             and Assistant Secretary (1985 to October
                             1994).

Lawrence R.           61     Mr. Burtschy is currently the Chairman of L.R. Burtschy &                  1985
Burtschy                     Company, an investment management firm, and has been so
                             engaged since 1969.  Mr. Burtschy is also a director of Hillenbrand
                             Industries, a diversified manufacturing corporation in the health care, casket and funeral services, and consumer durables
                             industries.

David A Kohnen        60     Mr. Kohnen is currently a financial and business consultant and            1990
                             has been so engaged since September 1994. Prior to that time, Mr.
                             Kohnen was a member of the law firm of Kohnen & Patton,
                             Cincinnati, Ohio.

Joseph E. Madigan     65     Mr. Madigan is currently the Chairman of the Board of Directors,           1990
                             the Executive Committee and the Audit Committee of Cardinal
                             Realty Services, Inc. Mr. Madigan is also a corporate financial consultant and has been so engaged since 1988.  Prior to that time,
                             Mr. Madigan served as the Executive Vice President and Chief
                             Financial Officer of Wendy's International, Inc. from 1980 to
                             1987, and as a director of Wendy's International, Inc. from 1981 to
                             1987.  Wendy's International, Inc. is primarily engaged in the business of operating, developing, and franchising a system of distinctive quick-service restaurants.  Mr. Madigan is also a director of the Cooker Restaurant Corp.

Lambert N. Lambrinides, William N. Lambrinides and Christie N. Lambrinides are brothers.

         In April 1995, in connection with a dispute over certain legal billing practices, Mr. Kohnen plead guilty to one count of mail fraud involving a total of $3,600. Mr. Kohnen offered to resign from the Board. The directors requested Mr. Kohnen to remain on the Board in recognition of the value of his current and prior services as a director.

EXECUTIVE OFFICERS OF THE COMPANY:

     The following table lists the names and ages of all of the executive officers of the Company, and indicates all positions and offices with the Company held by such persons. No person other than those listed below has been chosen to become an executive officer of the Company:


NAME                      AGE    POSITION WITH THE COMPANY
----                      ---    -------------------------

Lambert N. Lambrinides    74     Chairman of the Board and Director
Kevin R. McDonnell        45     President, Chief Executive Officer and Director

NAME                      AGE    POSITION WITH THE COMPANY
----                      ---    -------------------------

Jeffry W. Shelton         34     Corporate Vice President - Finance, Chief
                                 Financial Officer and Treasurer

Thomas L. Allen           35     Corporate Vice President - Marketing

Phillip M. Lewis, Jr.     55     Corporate Vice President - Real Estate and
                                 Construction

     The Company's executive officers serve at the discretion of the Board of Directors and are elected on an annual basis. There is no understanding between any executive officer and the Company or any other person pursuant to which any executive officer was or is to be elected or appointed to such position.

     The following is a brief summary of the business experience of Messrs. Shelton, Allen, Peeples and Lewis. For a description of the business experience of Messrs. Lambert N. Lambrinides and McDonnell, see "Directors of the Company" above.

     Jeffry W. Shelton was elected the Company's Corporate Vice President - Finance in October 1996, and he has served as its Chief Financial Officer and Treasurer since December 1994. He served as Vice President from December 1994 to October 1996. He served as the Company's Vice President/Controller from December 1992 to December 1994. He joined the Company in April 1989 and has served as its Controller since November 1990. Mr. Shelton is a certified public accountant.

     Thomas L. Allen was elected the Company's Corporate Vice President - Marketing in December 1991. Mr. Allen joined the Company as Director of Marketing in January 1991. Prior to joining the Company, he was employed as an account supervisor with Ads & Associates in Cincinnati, Ohio from May 1989 to January 1991, and prior to that in various capacities in the areas of advertising, sales and marketing for Sive/Young and Rubicam and the Procter & Gamble Distributing Co.

     Phillip M. Lewis, Jr. was elected as the Company's Corporate Vice President
- Real Estate and Construction in October 1996. Mr. Lewis joined the Company in October 1995 as its Director-Real Estate Administration and Construction. From July 1994 to October 1995, Mr. Lewis was the principal of P.M. Lewis, Inc., a firm providing construction consulting services. Prior thereto he served as Corporate Director Facility Engineering for Hook-SuperX, Inc.

ITEM 11. EXECUTIVE COMPENSATION

     Summary Compensation Table

     The following Table summarizes all compensation earned by or granted to the Company's Chief Executive Officer and certain other most highly compensated executive officers for all services performed by them for the Company during its last three completed fiscal years:

                                                                                                    LONG-TERM
                                                       ANNUAL COMPENSATION                        COMPENSATION
                                                   --------------------------------------------------------------------
                                                                                              AWARDS           PAYOUTS
                                                                                         ------------------------------
                                                                           OTHER         REST-                             ALL
                                                                           ANNUAL        RICTED                            OTHER
NAME AND PRINCIPAL POSITION               FISCAL                           COMPEN-       STOCK                LTIP         COMPEN-
DURING FISCAL 1997                         YEAR    SALARY(1)   BONUS(1)    SATION        AWARDS     OPTIONS   PAYOUTS(2)   SATION(3)
-----------------------------------------------------------------------------------------------------------------------------------
Kevin R. McDonnell, President              1997    $155,000    $117,612         --           --          --    $145,571    $  7,190
and Chief Executive Officer                1996     140,000      85,000         --           --      10,000          --       6,612
                                           1995     130,000      48,750         --           --      20,000          --       5,796
-----------------------------------------------------------------------------------------------------------------------------------
Thomas L. Allen, Corporate                 1997      83,846      47,831         --           --          --     145,572       4,805
Vice President - Marketing                 1996      78,846      47,900         --           --          --          --       4,075
                                           1995      73,846      27,500         --           --      10,000          --       4,111
-----------------------------------------------------------------------------------------------------------------------------------
Phillip M. Lewis, Jr., Corporate           1997      65,962      47,831         --           --          --      70,572       2,646
Vice President - Real Estate               1996      50,577      25,663         --           --      15,000          --         829
and Construction (4)                       1995       2,115          --         --           --          --          --          --
-----------------------------------------------------------------------------------------------------------------------------------
Jeffry W. Shelton, Corporate               1997      68,000      47,831         --           --          --     145,571       3,816
Vice President - Finance and               1996      63,000      34,313         --           --      10,000          --       3,189
Chief Financial Officer                    1995      58,000      17,813         --           --       7,000          --         738
-----------------------------------------------------------------------------------------------------------------------------------
Victor L. Peeples, Corporate               1997      66,523      34,394         --           --          --      93,714      32,083
Vice President - Restaurant                1996      90,938      48,000         --           --          --          --       4,648
Operations (5)                             1995      85,865      28,500         --           --      10,000          --       4,472
-----------------------------------------------------------------------------------------------------------------------------------

(1) Includes amounts deferred at the election of the named executive officer pursuant to the Skyline Chili, Inc. Non-Qualified Deferred Compensation Plan (the "Non-Qualified Plan") during fiscal 1997, 1996 and 1995.

(2) For fiscal 1997, consists of the total cash payout to the named executive officer under the Company's long-term incentive compensation plan covering fiscal years 1997, 1996 and 1995. For a description of the Company's long-term incentive compensation plan, see the discussion under the "Long Term Incentive Plan ("LTIP") Awards Table."

(3) Consists of (i) the amount of the discretionary and matching contributions made by the Company to the Skyline Chili, Inc. Profit Sharing Plan (the "401(k) Plan") and Non-Qualified Plan and allocated to the account of the named executive officer, and (ii) with respect to Mr. Peeples, $27,477 in severance pay.

(4)      Mr. Lewis joined the Company in October 1995.

(5)      Mr. Peeples left the Company in July 1997.

         Stock Option Plans

         The Company's 1986 Stock Option Plan (the "1986 Plan") became effective on September 18, 1986 and terminated on September 18, 1996 upon the expiration of its ten-year term. No further options may be granted under the 1986 Plan. Subject to adjustment in the case of certain changes in the capital structure of the Company, as of January 12, 1998, there were outstanding non-qualified options under the 1986 Plan to purchase a total of 101,000 shares of the Company's common stock. These options will continue to be exercisable according to their terms. The 1986 Plan is administered by a Committee of the Board of Directors of the Company, consisting of not less than three "non-employee" directors. A non-employee director is a director who is not an officer or employee of the Company and who does not, apart from being a director, have a material business relationship with the Company or an interest in a material transaction with the Company. Subject to the limitations contained in the 1986 Plan, the Committee has complete authority to interpret the 1986 Plan and to take all other actions necessary or advisable for the proper administration of the 1986 Plan. The price per share payable by a participant on the exercise of each option granted under the 1986 Plan was determined by the Committee; however, the exercise price of each option cannot be less than 85% of the fair market value of the Company's common stock on the date of the grant. The exercise price of any option granted under the 1986 Plan may be paid in cash, or in the discretion of the Committee in shares of common stock, or in any combination thereof.

         The Company's 1990 Stock Option and Stock Incentive Plan (the "1990 Plan") became effective on March 7, 1990 and will terminate on March 7, 2000. The following kinds or types of awards may be granted under the 1990 Plan: (i) incentive stock options, (ii) non-qualified stock options, (iii) stock appreciation rights, (iv) restricted stock, (v) performance units, and (vi) other stock unit awards or bonuses. Subject to adjustment in the case of certain changes in the capital structure of the Company, as of January 12, 1998, a maximum of 429,517 shares of the Company's common stock were available for issuance pursuant to awards granted under the 1990 Plan. The 1990 Plan is administered by a committee of the Board of Directors of the Company, consisting of not less than three "non-employee" directors. Subject to the limitations contained in the 1990 Plan, the Committee has the sole and complete authority to select participants, to grant awards, to determine the terms and conditions of the awards, to interpret the 1990 Plan, and to take all other actions necessary or advisable for the proper administration of the 1990 Plan. Only persons who are officers or full-time employees of the Company are eligible to participate in and receive awards under the 1990 Plan. Neither the members of the Committee nor any member of the Company's Board of Directors who is not also an officer or full-time employee may participate in the 1990 Plan. The purchase price per share, payable by a participant upon the exercise of each option granted under the 1990 Plan is determined by the Committee. However, the exercise price of each non-qualified stock option cannot be less than 85% of the fair market value of the Company's common stock on the date of the grant, and the exercise price of each incentive stock option cannot be less than 100% of such fair market value. The exercise price of any option granted under the 1990 Plan may be paid in cash, or in the discretion of the Committee in shares of common stock, or in any combination thereof.

         Aggregated Option Exercises in Fiscal 1997 and Fiscal Year-End Option Values

         The following table summarizes certain information concerning the number and the fiscal 1997 year-end value of unexercised options held by the named executive officers. The named executive officers did not exercise any options during fiscal 1997.

                                                      FISCAL 1997 YEAR-END OPTION VALUES
                                --------------------------------------------------------------------------
                                   NUMBER OF SECURITIES UNDERLYING       VALUE OF UNEXERCISED IN-THE-MONEY
                                UNEXERCISED OPTIONS AT FISCAL YEAR-END     OPTIONS AT FISCAL YEAR-END(1)
NAME                                 EXERCISABLE   UNEXERCISABLE            EXERCISABLE   UNEXERCISABLE
Kevin R. McDonnell                      82,500         17,500                $309,493       $ 47,988
----------------------------------------------------------------------------------------------------------
Thomas L. Allen                         30,000          5,000                 110,625         16,250
----------------------------------------------------------------------------------------------------------
Phillip M. Lewis, Jr                     3,750         11,250                   7,975         23,925
----------------------------------------------------------------------------------------------------------
Jeffry W. Shelton                       14,000         11,000                  46,413         26,863
----------------------------------------------------------------------------------------------------------
Victor L. Peeples                       30,000          5,000                 112,225         16,250
----------------------------------------------------------------------------------------------------------

         (1) The closing price per share of the Company's common stock on October 24, 1997, the last business day of the Company's 1997 fiscal year, was $6.375 as reported on the American Stock Exchange.

         Long Term Incentive Plan ("LTIP") Awards Table

         The following table summarizes certain information regarding each award made to a named executive officer during fiscal 1997 under any LTIP.


                             LONG-TERM INCENTIVE PLANS - AWARDS/PAYOUTS IN FISCAL 1997(1)
                        ----------------------------------------------------------------------
                                                                      CASH PAYOUTS UNDER
                                                                  NON-STOCK PRICE-BASED PLANS
                        PERFORMANCE OR OTHER PERIOD OF          THRESHOLD   TARGET     MAXIMUM
NAME                    MATURATION OR PAYOUT                     ($ OR #)   ($ OR #)   ($ OR #)
----------------------------------------------------------------------------------------------
Kevin R. McDonnell      3 year period ending October 26, 1997               $145,571
----------------------------------------------------------------------------------------------
Thomas L. Allen         3 year period ending October 26, 1997               $145,572
----------------------------------------------------------------------------------------------
Phillip M. Lewis, Jr.   3 year period ending October 26, 1997               $ 70,572
----------------------------------------------------------------------------------------------
Jeffry W. Shelton       3 year period ending October 26, 1997               $145,571
----------------------------------------------------------------------------------------------
Victor L. Peeples       3 year period ending October 26, 1997               $ 93,714
----------------------------------------------------------------------------------------------

(1) The Company maintained a separate long-term incentive compensation plan that resulted in cash bonuses being paid to the plan's participants at the end of the Company's 1997 fiscal year. Bonuses were paid under this plan based on the Company exceeding certain earnings and financial position targets and meeting a minimum stock price and new franchised unit targets (the "Target Amount"). The total amount of bonuses paid was equal to an increasing percentage of the actual amounts in excess of the Target Amount. The plan's only participants were the five executive officers named in the table. There was no maximum limit on amounts that could have been paid under this plan.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         Agreements with Executive Officers

         The Company has entered into "Employment Agreements" with Kevin R. McDonnell, its President and Chief Executive Officer, and Thomas L. Allen, its Corporate Vice President - Marketing. These Employment Agreements provide that if the officer's employment with the Company is terminated by the Company without cause, including in connection with a change-in-control of the Company, the officer will become entitled to certain severance benefits, including: (i) the continuation of his salary and medical benefits for a period of one year,
(ii) a pro-rata share of his annual and long-term bonus, and (iii) the continuation of the term of his stock options for a period of one year. The officer's receipt of these severance benefits is conditioned upon the officer providing the Company with a written general release and reaffirming or entering into certain confidentiality and non-compete covenants. These Employment Agreements expire in June 1998. The Company entered into a similar Employment Agreement with Victor L. Peeples, the Company's former Corporate Vice President
- Restaurant Operations. Mr. Peeples left the Company in July 1997 and is currently receiving the severance benefits described in the Employment Agreement.

         Consulting Agreements with Lambrinides Brothers.

         Lambert N. Lambrinides, Christie N. Lambrinides and William N. Lambrinides (the "Lambrinides Brothers") retired as full-time employees of the Company, effective October 30, 1994. The Company and the Lambrinides Brothers have entered into consulting agreements dated August 31, 1994, pursuant to which each of the Lambrinides Brothers will provide consulting and related services to the Company in consideration for an annual consulting fee of $125,000. As part of these consulting services, the Lambrinides Brothers have agreed to assist the Company in maintaining the high quality of the Company's food products, in developing new food products, and in training designated employees of the Company in the preparation of the Company's secret recipe chili. The initial term of the consulting agreements expired at the end of fiscal 1996, and they were renewed for fiscal 1997 and fiscal 1998 by mutual agreement of the parties. The consulting agreements may be further renewed on an annual basis by mutual agreement of the parties. The consulting agreements will terminate if there is a change-in-control of the Company. During the term of the consulting agreements, the Company will provide the Lambrinides Brothers with reasonable expense reimbursements and certain insurance and other fringe benefits. During fiscal 1997, the Company paid or reimbursed the Lambrinides Brothers for such items in the following amounts: Lambert Lambrinides - $6,579; Christie Lambrinides - $6,663; and William Lambrinides - $4,829. The Lambrinides Brothers and their spouses may continue to participate in the Company's health care plan in their capacity as directors. If one of the Lambrinides Brothers dies during the term of the consulting agreement, his annual consulting fee will be continued for a period of six months. The consulting agreements contain confidentiality and non-compete provisions. The Lambrinides Brothers intend to continue their services as directors of the Company.

         Stock Option Agreements

         All of the Company's stock option agreements with its officers and employees provide that the options will become 100% vested and exercisable in the event of a change-in-control of the Company.

DIRECTORS COMPENSATION

         During fiscal 1997, each member of the Company's Board of Directors who was not also an employee of the Company received an annual fee of $10,000 for serving as a director. In addition, such directors received a fee of $850 for attendance at each Board meeting, and a fee of $750 for attendance at each Board Committee meeting. Directors who were also employees of the Company did not receive any separate fees for serving on the Company's Board or for attending Board or Committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of January 1, 1998 with respect to (i) all persons known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) all executive officers of the Company; (iii) all directors; and (iv) all directors and officers as a group. Except as otherwise indicated in the table or the footnotes, the individual named has sole voting and dispositive power over the shares, and the individual's business address is 4180 Thunderbird Lane, Fairfield, Ohio 45014.


                                         Shares                    Percentage
Name of Beneficial Owner            Beneficially Owned           of Ownership(1)
------------------------            ------------------           ---------------
Lambert N. Lambrinides (2)(5)           1,887,599                     55.55%

Christie N. Lambrinides (3)(5)          1,887,599                     55.55%

William N. Lambrinides (4)(5)           1,887,599                     55.55%

Lawrence R. Burtschy (6)                  269,311                      7.93%
332 East Bay Street
P.O. Box 933
Charleston, SC 29402

William G. Kagler (7)                     405,762                     11.40%
18 Hampton Court
Cincinnati, OH 45208

Kevin R. McDonnell (7)                     95,100                      2.73%

Thomas L. Allen (7)                        32,500                        **

Jeffry W. Shelton (7)                      15,750                        **

Phillip M. Lewis, Jr. (7)(8)                6,000                        **

David A. Kohnen (9)                        53,455                      1.57%
Star Bank Center, Suite 2120
Cincinnati, OH 45202

Joseph E. Madigan (10)                      2,000                        **
5517 Carnoustie Court
Dublin, OH 43017

All Directors and Officers as a         2,361,715                     66.76%
group (10 Persons) (7)

NOTES:

** Less than One Percent (1)%

(1) Assumes 3,397,773 shares of common stock outstanding as of January 1, 1998, plus, with respect to each individual or group named, the number of shares of common stock subject to options held by them which are or will become exercisable on or before March 1, 1998.

(2) Includes 460,333 shares owned by Mr. Lambert Lambrinides in his name alone, 141,000 shares owned by his spouse in her name alone, 628,033 shares owned by Christie N. Lambrinides, and 658,233 shares owned by William N. Lambrinides. Nothing in this Form 10-K should be construed as an admission by Mr. L. Lambrinides that he beneficially owns the shares owned by his spouse or his brothers.

(3) Includes 502,333 shares owned by Mr. Christie Lambrinides in his name alone, 120,000 shares owned by his spouse in her name alone, 5,700 shares owned by his spouse's Individual Retirement Account, 601,333 shares owned by Lambert N. Lambrinides and 658,233 shares owned by William N. Lambrinides. Nothing in this Form 10-K should be construed as an admission by Mr. C. Lambrinides that he beneficially owns the shares owned, directly or indirectly, by his spouse or his brothers.

(4) Includes 507,333 shares owned by Mr. William Lambrinides in his name alone, 150,900 shares owned by his spouse in her name alone, 601,333 shares owned by Lambert N. Lambrinides and 628,033 shares owned by Christie N. Lambrinides. Nothing in this Form 10-K should be construed as an admission by Mr. W. Lambrinides that he beneficially owns the shares owned by his spouse or his brothers.

(5) The Lambrinides brothers disclaim any beneficial ownership in each other's shares.

(6) Includes: (a) 51,434 shares owned by Mr. Burtschy in his name alone and 30,000 shares held in joint tenancy with his spouse, with whom he shares voting and dispositive powers; (b) 67,550 shares owned by Mr. Burtschy's spouse in her name alone; (c) 43,027 shares held by L.R. Burtschy & Company, an Ohio corporation, of which Mr. Burtschy is the Chairman; and (d) 77,300 shares owned by the George C. Hillenbrand September 11, 1985 Trust, of which Mr. Burtschy is one of three co-trustees, with shared voting and dispositive powers. Mr. Burtschy disclaims any beneficial ownership in the Trust's shares, other than the shared voting and dispositive powers. Nothing in this Form 10-K should be construed as an admission by Mr. Burtschy that he beneficially owns the shares owned by his spouse.

(7) Includes shares subject to options which are or will become exercisable on or before February 1, 1998 in the following amounts: Mr. Kagler, 161,017; Mr. McDonnell, 87,500; Mr. Allen, 32,500; Mr. Shelton, 15,
         750; Mr. Lewis, 5,000; and all directors and officers as a group, 140,750.

(8) The 1,000 non-option shares are held jointly with his spouse, with whom he shares voting and dispositive power.

(9) Includes 45,455 shares owned by Mr. Kohnen in his name alone, 2,000 shares owned by his spouse in her name alone, and 6,000 shares owned by his three adult children. Nothing in this Form 10-K should be construed as an admission by Mr. Kohnen that he beneficially owns the shares owned by his spouse or children.

(10) Consists of 2,000 shares owned indirectly by Mr. Madigan's Keogh Retirement Plan Trust.

ITEM 13. RELATED PARTY TRANSACTIONS

         During all or part of the Company's 1996 and 1997 fiscal years, six of the Company's franchised restaurants were owned and operated by corporations or other business entities which are or were owned or partially owned by directors, executive officers, or more than 5% shareholders of the Company, or by members of their immediate families.

         Charis, Inc. owns and operates one franchised Skyline Chili Restaurant located in Cincinnati, pursuant to the terms and conditions of one of the Company's standard Individual Restaurant Franchise Agreements. Charis, Inc. is an Ohio corporation owned by John Lambrinides, who is a son of Lambert N. Lambrinides.

         Alazo, Inc. owns and operates one franchised Skyline Chili Restaurant located in Cincinnati, pursuant to the terms and conditions of one of the Company's standard Individual Restaurant Franchise Agreements. Alazo, Inc. is an Ohio corporation owned by John Lambrinides.

         JoJonco, Inc. owns and operates one franchised Skyline Chili Restaurant located in Cincinnati, pursuant to the terms and conditions of one of the Company's standard Individual Restaurant Franchise Agreements. JoJonco, Inc. is an Ohio corporation owned by Joseph Lambrinides, who is a son of Lambert N. Lambrinides.

         Ronjo Joint Venture owns and operates one franchised Skyline Chili Restaurant located in Cincinnati, pursuant to the terms and conditions of one of the Company's standard Individual Restaurant Franchise Agreements. Ronjo is an Ohio partnership owned in part by an entity owned by Joseph Lambrinides.

         In fiscal 1996, Kajac, Inc. owned and operated one franchised Skyline Chili Restaurant located in Cincinnati, pursuant to the terms and conditions of one of the Company's standard Individual Restaurant Franchise Agreements. Kajac, Inc. was an Ohio corporation owned by Joseph Lambrinides.

         The Company and Joseph Lambrinides were parties to a Skyline Chili Restaurants Development Option Agreement (the "Option Agreement") dated July 30, 1991. The Option Agreement provided Joseph Lambrinides with the exclusive right to develop up to three Skyline Chili Restaurants as franchises in three locations in and around the greater Cincinnati, Ohio area or to exercise a right of first refusal to develop as a franchise any location that the Company intended to develop as a Skyline Chili Restaurant within the area in and around Cincinnati, Ohio, lying west of Interstate 75 and within the Interstate 275 beltway. In order to exercise his right to develop a location under the Option Agreement, Joseph Lambrinides was required to enter into one of the Company's standard Individual Restaurant Franchise Agreements for that location. Joseph Lambrinides exercised his right to develop two locations under the Option Agreement. The Option Agreement expired on June 30, 1997.

         In January 1996, GaBi Enterprises, Ltd., an Ohio limited liability company owned and managed in part by William G. Kagler, a more than 5% shareholder and former executive officer and director of the Company, purchased one parcel of unimproved real estate (approximately .66 acres) from the Company for a total purchase price of $197,000, its approximate appraised value. The Company had purchased the site in May 1995 for $186,000 and had incurred certain additional development costs in the amount of approximately $11,000. The Company and Buckeye Chili, Ltd., an Ohio limited liability company owned and managed in part by William G. Kagler, entered into one of the Company's standard Individual Restaurant Franchise Agreements, pursuant to which Buckeye Chili now operates a franchised Skyline Chili Restaurant on the site purchased from the Company.

                                                       PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as a part of this Report or incorporated herein by reference:

         (1)      Financial Statements:

         The following consolidated financial statements of the Company, together with the Report of Independent Auditors thereon, are included in this Form 10-K:


FINANCIAL STATEMENT                                            LOCATION IN THIS FORM 10-K
-------------------                                            --------------------------
Report of Independent Auditors                                           Page 23

Consolidated Balance Sheets - October 26, 1997 and                       Page 24
October 27, 1996

Consolidated Statements of Income - Fiscal years ended                   Page 26
October 26, 1997, October 27, 1996 and October 29, 1995

Consolidated Statements of Cash Flows - Fiscal years ended               Page 27
October 26, 1997, October 27, 1996 and October 29, 1995

Consolidated Statements of  Shareholders' Equity - Fiscal                Page 28
years ended October 26, 1997, October 27, 1996 and
October 29, 1995

Notes to Consolidated Financial Statements                               Page 29

         (2)      Financial Statement Schedules:

                  SCHEDULE                                          LOCATION IN THIS FORM 10-K
                  Schedule II - Valuation and Qualifying Accounts                      Page 40

         (3)      Exhibits:

         The following Exhibits are filed with this Report or are incorporated herein by reference, as indicated in the footnotes:

EXHIBIT NUMBER          DESCRIPTION OF EXHIBIT
--------------          ----------------------

     2.1 Agreement and Plan of Merger dated November 26, 1997 between Skyline Chili, Inc., certain consenting shareholders and Skyline Acquisition Corp. (2)

     2.2 First Amendment dated January 9, 1998 to Agreement and Plan of Merger dated November 26, 1997 between Skyline Chili, Inc., certain consenting shareholders and Skyline Acquisition Corp. (1)

     3.1                Amended Articles of Incorporation (10)

     3.2                Shareholders Code of Regulations (11)

     4.1                $4,000,000 Revolving Note signed by Skyline Chili, Inc.
                        as Maker and payable to The Fifth Third Bank (Renewed and now due July 9, 1998) (14)

     4.2 Loan Agreement dated August 1, 1990 between Skyline Chili, Inc. and the City of Fairfield, Ohio (6)

     4.3 Specimen Form of Promissory Note from Skyline Chili, Inc. to The Fifth Third Bank, Trustee (6)

     4.4 Tax Regulatory Agreement dated August 1, 1990 between Skyline Chili, Inc., the City of Fairfield, Ohio and The Fifth Third Bank, Trustee (6)

     4.5 Reimbursement Agreement dated August 1, 1990 between Skyline Chili, Inc. and The Fifth Third Bank (6)

     4.6 First Amendment to Reimbursement Agreement dated January 11, 1991, between Skyline Chili, Inc. and The Fifth Third Bank (7)

     4.7 Second Amendment to Reimbursement Agreement dated September 18, 1995 between Skyline Chili, Inc. and The Fifth Third Bank (16)

     4.8 Trust Indenture dated August 1, 1990 between the City of Fairfield, Ohio and The Fifth Third Bank, Trustee (6)

     9                  None

     10.1               Current Standard Individual Restaurant Franchise
                        Agreement (9)

     10.2               Old version of Individual Restaurant Franchise Agreement
                        (4)

     10.3               Current Standard Area Franchise Agreement (9)

     10.4 Skyline Chili Restaurant Development Option Agreement dated July 30, 1991 between Skyline Chili, Inc. and Joseph N. Lambrinides (8)

     *10.5              1986 Stock Option Plan, as amended (5)

     *10.6 Standard version Individual Stock Option Agreement under 1986 Stock Option Plan, with Change-in-Control provision
                        (16)

     *10.7              1990 Stock Option and Stock Incentive Plan, as amended
                        (12)

     *10.8 Standard version Individual Stock Option Agreement under 1990 Stock Option and Stock Incentive Plan, with Change-in-Control provision (16)

     10.9               ARA Virginia Skyline Company Service Mark Contract (4)

     10.10              Advertising Trust dated March 10, 1986 (4)

     10.11 $200,000 Revolving Note signed by Advertising Trust as Maker and payable to the Fifth Third Bank (Renewed, now due August 17, 1998) (14)

     10.12              Company's Guaranty of Advertising Trust's Line of Credit
                        (14)

     *10.13             Written Description of Outside Directors Fee Plan (16)

     *10.14             Non-Qualified Deferred Compensation Plan (14)

     *10.15 Consulting Agreement with Lambert N. Lambrinides dated August 31, 1994 (13)

     *10.16 Consulting Agreement with Christie N. Lambrinides dated August 31, 1994 (13)

     *10.17 Consulting Agreement with William N. Lambrinides dated August 31, 1994 (13)

     *10.18 First Addendum dated October 31, 1996 to Consulting Agreement with Lambert N. Lambrinides (3)

     *10.19 First Addendum dated October 31, 1996 to Consulting Agreement with Christie N. Lambrinides (3)

     *10.20 First Addendum dated October 31, 1996 to Consulting Agreement with William N. Lambrinides (3)

     10.21 Agreement and Plan of Merger with LCW Skyline Co. dated September 20, 1994 (13)

     *10.22 Employment Agreement dated June 27, 1995 between the Company and Kevin R. McDonnell, President and CEO (15)

     *10.23 Employment Agreement dated June 27, 1995 between the Company and Thomas L. Allen, Corporate Vice President - Marketing (15)

     *10.24 Severance Agreement dated July 31, 1997 between the Company and Victor L. Peeples, former Corporate Vice President - Restaurant Operations (1)

     *10.25             Written description of Long-Term Incentive Compensation
                        Plan (16)

     11                 None

     12                 None

     13                 None

     16                 None

     18                 None

     21                 List of Subsidiaries of Skyline Chili, Inc. (1)

     22                 None

     23                 Consent of Ernst & Young LLP, independent auditors (1)

     24                 None

     27                 Financial Data Schedule (1)

     28                 None

     99                 None


----------
* Designates certain Management contracts and compensatory plans, contracts or arrangements in which directors or executive officers of the Company participate.

NOTES:

         (1) Filed with this Report.

         (2) Filed as an Exhibit to the Company's Current Report on Form 8-K dated December 2, 1997, and incorporated herein by reference.

         (3) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 27, 1996, and incorporated herein by reference.

         (4) Filed as an Exhibit to the Company's Securities Act Registration Statement No. 33-9240C on Form S-18, and incorporated herein by reference.

         (5) Filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended October 29, 1989, and incorporated herein by reference.

         (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarter ended August 5, 1990, and incorporated herein by reference.

         (7) Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 17, 1991, and incorporated herein by reference.

         (8) Filed as an Exhibit to the Company's Annual Report on Form 10-K for its fiscal year ended October 27, 1991, and incorporated herein by reference.

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

         (16) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB for its fiscal year ended October 29, 1995, and incorporated herein by reference.

         (b)  Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SKYLINE CHILI, INC., Registrant

                                    By: /s/ Kevin R. McDonnell
                                    Kevin R. McDonnell, President

                                    Date: January  23, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Kevin R. McDonnell          President, Chief Executive Officer and Director        January 23, 1998
Kevin R. McDonnell              (Principal Executive Officer)

/s/ Jeffry W. Shelton           Corporate Vice President - Finance, Chief Financial    January 23, 1998
Jeffry W. Shelton               Officer and Treasurer (Principal Financial Officer)

/s/ Lambert N. Lambrinides      Chairman of the Board and Director                     January 23, 1998
Lambert N. Lambrinides
                                Director                                               January 23, 1998
/s/ William N. Lambrinides
William N. Lambrinides

/s/ Christie N. Lambrinides     Director                                               January 23, 1998
Christie N. Lambrinides

/s/ Lawrence R. Burtschy        Director                                               January 23, 1998
Lawrence R. Burtschy

/s/ Joseph E. Madigan           Director                                               January 23, 1998
Joseph E. Madigan

/s/ David A. Kohnen             Director                                               January 23, 1998
David A. Kohnen