Form 10-Q
period 1998-02-15
SKYLINE CHILI INC
filed 1998-04-01
CIK 803497

                                    FORM 10-Q
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


[ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended:             February 15, 1998
                                                     -----------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from:                  to
                                        -----------------    ----------------

         Commission file number:            001-12315
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


                    [X] YES                             [ ] NO

     There were 3,397,773 shares of the registrant's no par value common stock outstanding as of March 27, 1998.

                               SKYLINE CHILI, INC.
                               -------------------
                                      INDEX
                                    Form 10-Q
                                February 15, 1998

                                                                     PAGE
                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets..............................     3

         Consolidated Statements of Income........................     4

         Consolidated Statements of Cash Flows....................     5

         Notes to Condensed Consolidated Financial Statements.....     6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations............     7

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K................     9

SIGNATURES.........................................................   10


                                       2

ITEM 1
                               SKYLINE CHILI, INC.
                               -------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                   AS OF FEBRUARY 15, 1998 & OCTOBER 26, 1997
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------

                                                     1998              1997
                                                 -----------       -----------
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                      $ 2,423,000       $ 2,152,000
  ACCOUNTS RECEIVABLE                              1,250,000         1,873,000
  INVENTORIES                                      1,540,000         1,412,000
  PREPAID EXPENSES                                   195,000           145,000
  DEFERRED INCOME TAXES                              212,000           212,000
                                                 -----------       -----------
     TOTAL CURRENT ASSETS                          5,620,000         5,794,000


PROPERTY AND EQUIPMENT, AT COST:
  LAND                                             1,388,000         1,438,000
  BUILDINGS AND IMPROVEMENTS                      14,740,000        14,920,000
  EQUIPMENT AND FIXTURES                           9,962,000         9,653,000
                                                 -----------       -----------
                                                  26,090,000        26,011,000

  LESS ACCUMULATED DEPRECIATION                   10,334,000         9,671,000
                                                 -----------       -----------

     NET PROPERTY AND EQUIPMENT                   15,756,000        16,340,000

INTANGIBLE ASSETS - NET                              756,000           571,000



OTHER ASSETS                                         355,000           181,000
                                                 -----------       -----------

                                                 $22,487,000       $22,886,000
                                                 ===========       ===========

                                                     1998              1997
                                                 -----------       -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                               $ 1,449,000        $1,476,000
  INCOME TAXES                                       282,000           209,000
  ACCRUED LIABILITIES:
    SALARIES AND WAGES                               653,000         1,645,000
    INTEREST                                          43,000            50,000
    OTHER                                            461,000           365,000
  LONG-TERM DEBT DUE WITHIN ONE YEAR                 416,000           410,000
                                                 -----------       -----------

     TOTAL CURRENT LIABILITIES                     3,304,000         4,155,000


MINORITY INTEREST                                     31,000            31,000
LEASE ESCALATION                                     109,000           109,000
DEFERRED COMPENSATION                                319,000           153,000
DEFERRED INCOME TAXES                                680,000           680,000
LONG-TERM DEBT DUE AFTER ONE YEAR                  5,196,000         5,305,000


SHAREHOLDERS' EQUITY:
  COMMON STOCK, NO PAR VALUE;
    5,400,000 SHARES AUTHORIZED;
    3,398,000 SHARES ISSUED AND OUTSTANDING        5,414,000         5,414,000
  ADDITIONAL PAID-IN CAPITAL                          19,000            19,000
  RETAINED EARNINGS                                7,415,000         7,020,000
                                                 -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                   12,848,000        12,453,000
                                                 -----------       -----------
                                                 $22,487,000       $22,886,000
                                                 ===========       ===========

                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------
                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                   (UNAUDITED)
                                   -----------

                                                     SIXTEEN WEEKS ENDED
                                                 -----------------------------
                                                 February 15,      February 16,
                                                     1998              1997
                                                 -----------       -----------
REVENUES:
  SALES:
    COMMISSARY                                   $ 4,401,000       $4,161,000
    RESTAURANT                                     5,638,000        5,133,000
  FRANCHISE FEES AND ROYALTIES                       432,000          443,000
                                                 -----------       ----------

                                                  10,471,000        9,737,000
COSTS AND EXPENSES:
  COST OF SALES - COMMISSARY                       3,141,000        2,861,000
  RESTAURANT OPERATING COSTS:
     COST OF FOOD AND PAPER PRODUCTS               1,513,000        1,405,000
     PAYROLL COSTS                                 1,766,000        1,588,000
     OCCUPANCY AND OTHER EXPENSES                  1,302,000        1,135,000
  SELLING, GENERAL AND ADMINISTRATIVE              2,026,000        2,112,000
                                                 -----------       ----------

                                                   9,748,000        9,101,000
                                                 -----------       ----------

INCOME FROM OPERATIONS                               723,000          636,000

OTHER INCOME (EXPENSE):
  INTEREST INCOME                                     29,000           14,000
  INTEREST EXPENSE                                  (104,000)        (111,000)
                                                 -----------       ----------

                                                     (75,000)         (97,000)
                                                 -----------       ----------

INCOME BEFORE INCOME TAXES                           648,000          539,000

PROVISION FOR INCOME TAXES                           253,000          210,000
                                                 -----------       ----------

NET INCOME                                       $   395,000       $  329,000
                                                 ===========       ==========


BASIC EARNINGS PER COMMON SHARE                        $0.12            $0.10
                                                 ===========       ==========

WEIGHTED AVERAGE COMMON SHARE
  OUTSTANDING                                      3,397,773        3,390,260
                                                 ===========       ==========

DILUTED EARNINGS PER COMMON SHARE AND
  COMMON EQUIVALENT SHARE                              $0.11            $0.09
                                                 ===========       ==========

WEIGHTED AVERAGE COMMON & COMMON
  EQUIVALENT SHARES                                3,614,000        3,592,000
                                                 ===========       ==========

                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                   (UNAUDITED)
                                   -----------

                                                      SIXTEEN WEEKS ENDED
                                                 -------------------------------
                                                 February 15,     February 16,
                                                     1998             1997
                                                 -----------       -----------
OPERATING ACTIVITIES:
  NET INCOME                                     $   395,000       $  329,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                  681,000          767,000
      DEFERRED INCOME TAXES
      DECREASE (INCREASE) IN:
        ACCOUNTS RECEIVABLE                          623,000          459,000
        INVENTORIES                                 (128,000)        (109,000)
        PREPAID EXPENSES                             (50,000)          10,000
      INCREASE (DECREASE) IN:
        ACCOUNTS PAYABLE                             (27,000)        (442,000)
        INCOME TAXES PAYABLE                          73,000          (35,000)
        ACCRUED LIABILITIES                         (904,000)        (328,000)
      OTHER - NET                                     (8,000)           1,000
                                                 -----------       ----------

      NET CASH PROVIDED BY
         OPERATING ACTIVITIES                        655,000          652,000

INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                              (907,000)        (202,000)
  PROCEEDS FROM SALE OF PROPERTY
    AND EQUIPMENT                                    826,000            1,000
  ADDITIONS TO INTANGIBLE ASSETS                    (201,000)
                                                 -----------       ----------

      NET CASH USED BY
         INVESTING ACTIVITIES                   ($   282,000)       ($201,000)


                                                      SIXTEEN WEEKS ENDED
                                                 -----------------------------
                                                 February 15,     February 16,
                                                     1998             1997
                                                 -----------       -----------

FINANCING ACTIVITIES:
  PAYMENTS OF LONG-TERM DEBT                        (103,000)         (96,000)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS                               5,000
  CASH DIVIDENDS PAID                                                 (68,000)
                                                 -----------       ----------
      NET CASH USED BY
        FINANCING ACTIVITIES                        (103,000)        (159,000)
                                                 -----------       ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   270,000          292,000

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD                              2,152,000        1,140,000
                                                 -----------       ----------


CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                  $ 2,422,000       $1,432,000
                                                 ===========       ==========

         CASH PAID FOR:
                INTEREST                         $    68,000         $146,000
                INCOME TAXES                     $   202,000         $195,000

                             SEE ACCOMPANYING NOTES

                               SKYLINE CHILI, INC.
                               -------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                   (UNAUDITED)
                                   -----------


BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the sixteen week period ended February 15, 1998 are not necessarily indicative of the results that may be expected for the year ended October 25, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended October 26, 1997.

RECLASSIFICATIONS

Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation.

                               SKYLINE CHILI, INC.
                               -------------------

Item 2.
-------
                     Management's Discussion and Analysis of
                     ---------------------------------------
                       Financial Condition and Results of
                       ----------------------------------
                                   Operations
                                   ----------

Results of Operations
---------------------

Revenues
--------

Total revenues for the first quarter ended February 15, 1998 of $10.4 million increased 8% over the same period last year. These increases were principally due to increased sales of canned products to the Company's grocery store customers, increased same-store sales by Company-owned restaurants, and additional revenues from new restaurant locations.

Commissary revenues for the quarter were 6% higher than the same period last year. These increases were principally due to an 88% increase in sales of canned chili products to grocery customers over last year. This increase was partially offset by a 3% decrease in the frozen product sales in the first quarter compared to the same period last year. In addition, sales of chili and related food products to franchised Skyline Chili restaurants in the first quarter increased 2% over the same period last year.

Same-store sales in Company-owned restaurants increased 4% for the first quarter compared to the same period last year. This increase, plus the additional sales from the two stores opened during fiscal 1997, and a new location opened at the beginning of the quarter, accounted for the 10% increase in restaurant revenues in the first quarter over the prior year.

There were 36 Company-owned units at the end of the first quarter, an increase of one compared to the end of fiscal 1997. The number of franchised units remained unchanged at 67 at the end of the first quarter compared to the end of fiscal 1997.

Franchise fees and royalties for the first quarter were 3% lower than the same period last year. This decrease was principally due to the initial franchise fees from two franchised units opened in the first quarter of last year compared to no new openings in the first quarter of fiscal 1998.

Cost of Sales - Commissary
--------------------------

Cost of sales for the first quarter was 71% of the corresponding commissary revenue compared to 69% in fiscal 1997. This increased rate was principally due to unfavorable manufacturing variances related to lower production levels of frozen products compared to last year and higher beef prices. The Company's cost of sales rate is heavily influenced by beef prices which can fluctuate significantly.

Restaurant Operating Expenses
-----------------------------

The cost of food and paper products for the first quarter remained unchanged at 27% of restaurant revenues compared to the same period last year. Labor costs for the first quarter also remained unchanged at 31% of restaurant revenues compared to the first quarter of fiscal 1997. Occupancy and other expenses for the first quarter were higher than last year due to the addition of two new Company-owned units opened last year and the one unit opened this year.

Selling, General and Administrative Expenses
--------------------------------------------

Selling, general and administrative expenses for the first quarter decreased 4% compared to the same period last year due to lower management bonus levels.

Other Income (Expense)
----------------------

Net interest expense for the first quarter was lower than the same period last year because of interest income on higher cash balances and lower debt levels resulting from scheduled principal payments on the City of Fairfield, Ohio Adjustable Rate Demand Industrial Development Revenue Bonds.

Impact of Year 2000
-------------------

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

Merger Agreement
----------------

On November 26, 1997, the Company entered into an Agreement and Plan of Merger with Skyline Acquisition Corp. ("Acquisition Co."), a new corporation organized by Fleet Venture Resources, Inc. and certain of its affiliates ("Fleet Equity Partners") and certain members of the Company's management (the "Management Group"). Fleet Equity Partners, headquartered in Providence, Rhode Island, is a $750,000,000 private equity fund with investments in a number of industries including telecommunications services, health care services, industrial manufacturing, media and information, and consumer products and services.

The merger agreement contemplates a transaction in which Fleet Equity Partners and the Management Group will acquire substantially all of the outstanding common stock of the Company for cash through a reverse merger of Acquisition Co. with and into the Company. Completion of the acquisition remains subject to debt financing and approval by the Company's shareholders. Upon completion of the merger, the Company's existing shareholders, other than Acquisition Co., would receive $6.75 per share in cash. Upon completion of the merger, the Company would no longer be registered as a public company with the Securities and Exchange Commission and would no longer be subject to public reporting requirements.

                         Liquidity and Capital Resources
                         -------------------------------

Cash levels increased $271,000 over fiscal 1997 year end levels to $2.4 million. Working capital was $2.3 million at the end of the first quarter compared to $1.6 million at the end of fiscal 1997.

During the first quarter of fiscal 1998, the Company spent approximately $194,000 on equipment replacements, remodels of existing locations and other ongoing maintenance throughout the system. The Company also spent $40,000 of the $50,000 expected to be spent to complete the installation of new point-of-sale equipment in all Company-owned restaurants. The Company spent approximately $248,000 to complete the construction of a free-standing unit in Dayton, Ohio which began operations at the beginning of the quarter. The total cost for this unit was $1,018,000 including amounts spent in the prior fiscal year. In a sale-leaseback transaction, the Company received $825,000 for this location. The Company spent approximately $424,000 to begin construction of three freestanding units during the first quarter; one in Dayton, Ohio and two in Columbus, Ohio. The Company intends to spend approximately $971,000 to complete the construction of these locations. One of the Columbus locations began operations during the second quarter of fiscal 1998 and the other two locations are expected to begin operations during the third quarter of fiscal 1998. The Company also intends to spend approximately $618,000 on equipment replacements, remodels of existing locations and other ongoing maintenance throughout the system during the last three quarters of fiscal 1998. The Company believes that cash provided by operations, planned sale-leaseback transactions and its $4 million unsecured bank line of credit will be adequate to fund anticipated expansion and new equipment purchases.

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

                               Skyline Chili, Inc.
                               -------------------
                                    FORM 10-Q
                                February 15, 1998

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
------

        (a) Exhibits filed with this Report:

            Exhibit 2.1 Second Amendment dated March 26, 1998 to Agreement and Plan of Merger dated November 26, 1997 between Skyline Chili, Inc., certain consenting shareholders and Skyline Acquisition Corp.

            Exhibit 10.1 Second Addendum dated October 27, 1997 to Consulting
                         Agreement with Lambert N. Lambrinides.

            Exhibit 10.2 Second Addendum dated October 27, 1997 to Consulting
                         Agreement with Christie N. Lambrinides.

            Exhibit 10.3 Second Addendum dated October 27, 1997 to Consulting
                         Agreement with William N. Lambrinides.

            Exhibit 27 - Financial Data Schedule


        (b) Reports on Form 8-K:

            The Company filed one Report on Form 8-K dated December 2, 1997 during the quarter for which this Report on Form 10-Q is filed. The Form 8-K reported, under Item 1(b), the execution of the Agreement and Plan of Merger and pending change-in-control of the Company described in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-Q.

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

                                       Skyline Chili, Inc.
                                       -------------------
                                               Registrant





                                       by: /s/Kevin R. McDonnell
                                       -------------------------
                                           Kevin R. McDonnell
                                           President and Chief
                                           Executive
                                           Officer (Duly Authorized Officer)




                                       by: /s/Jeffry W. Shelton
                                       ------------------------
                                          Jeffry W. Shelton, Corporate Vice
                                          President - Finance
                                          Chief Financial Officer and Treasurer
                                          (Principal Financial and
                                          Chief Accounting Officer)

Date: March 30, 1998